Form 10-Q
period 2014-03-31
TriVascular Technologies, Inc.
filed 2014-05-15
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36419

TRIVASCULAR TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0807313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3910 Brickway Blvd.

Santa Rosa, CA 95403

(Address of principal executive offices)

(707) 573-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the registrant had 20,258,231 shares of common stock, $0.01 par value per share, outstanding.

Part I Financial Information

Item 1. FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value and share data)

	March 31,	December 31,
	2014	2013[1]

Assets
Current assets
Cash and cash equivalents	$31,409	$38,108
Accounts receivable	5,545	4,741
Inventories, net	7,075	7,042
Prepaid expenses and other current assets	1,950	2,435

Total current assets	45,979	52,326

Property and equipment, net	1,374	1,505
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	1,793	1,428

Total assets	$58,587	$64,700

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,172	$1,678
Accrued liabilities and other	5,441	6,129

Total current liabilities	7,613	7,807

Notes payable	47,695	44,288
Other long term liabilities	5,352	1,413

Total liabilities	60,660	53,508

Commitments and contingencies (Note 8)

Convertible preferred stock	239,990	239,990

Stockholders’ deficit
Common stock, $0.01 par value - 623,000,000 shares authorized, 823,553 and 580,458 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	8	6
Additional paid-in capital	10,728	9,551
Accumulated other comprehensive income	145	166
Accumulated deficit	(252,944)	(238,521)

Total stockholders’ deficit	(242,063)	(228,798)

Total liabilities, convertible preferred stock and stockholders’ deficit	$58,587	$64,700

[1]	The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United Stated of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$7,034	$2,942
Cost of goods sold	3,665	1,988

Gross profit	3,369	954

Operating expenses:
Sales, general and administrative	12,192	7,505
Research and development	3,806	3,169

Total operating expenses	15,998	10,674

Loss from operations	(12,629)	(9,720)
Other income (expense):
Interest expense	(1,689)	(1,555)
Interest income and other income (expense), net	(82)	19

Loss before income tax expense	(14,400)	(11,256)
Provision for income tax	23	27

Net loss	$(14,423)	$(11,283)

Other comprehensive loss:
Change in foreign currency translation adjustment	(20)	(76)

Other comprehensive loss	(20)	(76)

Comprehensive loss	$(14,443)	$(11,359)

Net loss per share, basic and diluted	$(21.77)	$(19.65)

Weighted average shares used to compute net loss per share, basic and diluted	662,517	574,061

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(14,423)	$(11,283)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	141	378
Amortization of debt issuance costs and debt discount	154	109
Provision for excess and obsolete inventory	298	51
Changes in fair value of warrants	70	6
Amortization of intangibles acquired in business combination	—	35
Stock-based compensation expense	462	255
Non-cash interest expense on notes payable	303	290
Changes in assets and liabilities
Accounts receivable	(807)	(1,109)
Inventories	(331)	(365)
Prepaid expenses and other current assets	1,146	(89)
Accounts payable	417	463
Accrued liabilities and other	(771)	1

Net cash used in operating activities	(13,341)	(11,258)

Cash flows from investing activities
Purchase of property and equipment	(10)	(128)

Net cash used in investing activities	(10)	(128)

Cash flows from financing activities
Proceeds from notes payable	6,000	—
Payments for deferred offering costs	(814)	—
Proceeds from issuance of common stock	1,456	13

Net cash provided by financing activities	6,642	13

Effects of exchange rate changes on cash	10	4

Net decrease in cash and cash equivalents	(6,699)	(11,369)

Cash and cash equivalents
Beginning of period	38,108	45,393

End of period	$31,409	$34,024

Supplemental cash flow information
Interest paid on notes payable	$1,233	$1,145
Cash paid for income taxes	28	39
Significant non cash transactions
Increase in deferred revenue related to distributor agreement	3,017	—
Unvested portion of early exercised stock options	901	—
Unpaid deferred offering costs	249	—
Vesting of early exercised stock options	38	3

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

TriVascular Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in July 2007 and began operations on March 28, 2008. The Company is a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of abdominal aortic aneurysms (“AAA”). The Ovation System, the Company’s solution for the treatment of AAA through minimally invasive endovascular aortic repair (“EVAR”) is a new stent graft platform, providing an innovative and effective alternative to conventional devices. It is designed specifically to address many of the limitations associated with conventional EVAR devices and expand the pool of patients eligible for EVAR. The Company received CE Mark clearance in August 2010 and began commercial sales of its Ovation System in Europe in September 2010. In October 2012, the Company received approval from the U.S. Food and Drug Administration for the Ovation System for the treatment of AAA.

As a medical device company with little commercial operating history, the Company is subject to all of the risks and expenses associated with a growing company. The Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel, and support the expense of developing and marketing new products based on innovative technology. In the course of its development activities, the Company has sustained significant operating losses. Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized, and during this period, the Company will require additional funds, the availability of which cannot be reasonably assured.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, including its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The interim financial data as of March 31, 2014, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed with the SEC on April 17, 2014.

On April 22, 2014, the Company completed its initial public offering (“IPO”) of 7,475,000 shares of common stock, which includes the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. The Company received net proceeds of approximately $81.2 million, after deducting underwriting discounts and commissions and offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 11,601,860 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 192,472 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $1.4 million to additional paid-in capital.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States (U.S.)	$4,602	$941
International	2,432	2,001

Total	$7,034	$2,942

The following table summarizes countries with revenues accounting for more than 10% of the total:

	Three Months Ended
	March 31,
	2014	2013
Germany	< 10%	18%
Greece	< 10%	10%
Italy	< 10%	18%
U.S.	65%	32%

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities at the date of purchase of three months or less.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no reserve was required at either of the periods presented.

Inventories

The Company values inventory at the lower of cost to purchase or manufacture the inventory or the market value for such inventory. Cost is determined using the standard cost method which approximates the first-in first-out method. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The depreciation and amortization periods for the Company’s property and equipment are as follows:

Equipment and software	3 years
Laboratory machinery and equipment	3–5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations in the period realized. Cost of maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

Goodwill and Indefinite Lived Intangible Assets

The Company has recorded goodwill and intangible assets on the consolidated balance sheets. The Company classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.

Goodwill and intangible assets with indefinite lives are not amortized. The Company assesses goodwill and intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. For the purpose of testing goodwill for impairment, the Company has determined that it has one reporting unit.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, are capitalized. The deferred offering costs were offset against the IPO proceeds upon the closing of the offering in April 2014. There were $1.2 and $0.7 million of deferred offering costs capitalized as of March 31, 2014 and December 31, 2013, respectively, in other assets on the consolidated balance sheets.

Convertible Preferred Stock Warrant Liability

Freestanding warrants related to convertible preferred stock shares that are contingently redeemable are classified as a liability on the Company’s accompanying consolidated balance sheet. The convertible preferred stock warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of interest income and other income (expense), net. The Company continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

Revenue

The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is probable at the time of sale; and

•	delivery has occurred or services have been rendered.

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $34,000 and $0 reserve for such exchanges included in accrued liabilities and other in the consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

Other Comprehensive Loss

Other comprehensive loss represents all changes in stockholders’ deficit except those resulting from investments or contributions by stockholders. The Company’s other comprehensive loss consists of its net loss and changes in accumulated other comprehensive loss, which represents foreign currency translation adjustments.

Currency Translation

The Euro is the functional currency of the Company’s wholly-owned subsidiaries in Italy and Germany and the Swiss Franc is the functional currency of the Company’s wholly-owned subsidiary in Switzerland. Accordingly, the assets and liabilities of these subsidiaries are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated using the average exchanges rates in effect when the transactions occur. Foreign currency translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ deficit, on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.

Stock-Based Compensation

The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date), risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested. The non-employee stock-based compensation expense was not material for all periods presented.

Cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities in the consolidated statements of cash flows.

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we estimated the expected term and the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for potential common shares. Because the holders of the Company’s convertible preferred stock and its restricted common shares are entitled to participate in dividends and earnings of the Company when dividends are paid on common stock, the Company applies the two-class method in calculating its earnings per share for periods when the Company generates net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Because the convertible preferred stock and restricted common stock are not contractually obligated to share in the Company’s losses, no such allocation was made for any period presented given the Company’s net losses. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of convertible preferred stock, convertible preferred stock and common stock warrants, shares purchased with nonrecourse loans and options outstanding under our stock plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss and potentially dilutive shares being anti-dilutive.

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratio):

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock	11,601,860	9,071,203
Employee stock options	1,507,055	1,468,633
Convertible preferred stock warrants	192,472	192,472
Common stock warrants	426,878	426,878

Total	13,728,265	11,159,186

3.	Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2014. The adoption did not have a material impact on our financial position, results of operations or related financial statement disclosures.

4.	Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs to. The following table sets forth stock-based compensation expense related to options granted to employees for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of goods sold	$21	$17
Research and development	62	56
Sales, general and administrative	379	182

Total	$462	$255

5.	Fair Value Measurements

The carrying amount of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	Inputs that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2014 by level within the fair value hierarchy (in thousands):

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Liabilities
Series C convertible preferred stock warrant liability	$—	$—	$75	$75
Series D convertible preferred stock warrant liability	—	—	1,275	1,275

Total	$—	$—	$1,350	$1,350

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Liabilities
Series C convertible preferred stock warrant liability	$—	$—	$72	$72
Series D convertible preferred stock warrant liability	—	—	1,208	1,208

Total	$—	$—	$1,280	$1,280

Based upon Level 2 inputs and the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its notes payable approximates its carrying value. The fair value of the Company’s Series C and D convertible preferred stock warrant liabilities was based on Level 3 inputs. The Company valued the Series C convertible preferred stock warrant liabilities and the Series D convertible preferred stock warrant liabilities using the Black-Scholes model as well as the residual value approach.

The table below presents the activity of Level 3 liabilities during the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Derivative / warrant liabilities balance at the beginning of the period	$1,280	$1,424
Change in value included in interest income and other income (expense), net	70	(144)

Derivative / warrant liabilities balance at the end of the period	$1,350	$1,280

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013

Raw material	$2,833	$2,394
Work-in-process and sub-assemblies	2,919	1,951
Finished goods	1,323	2,697

Total	$7,075	$7,042

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Laboratory, machinery and equipment	$7,024	$7,024
Equipment and software	2,160	2,150
Leasehold improvements	5,657	5,657
Furniture and fixtures	317	317

	15,158	15,148
Less: Accumulated depreciation and amortization	(13,784)	(13,643)

Total	$1,374	$1,505

Depreciation and amortization expense related to property and equipment amounted to $141,000 and $378,000 for the three months ended March 31, 2014 and 2013, respectively.

Goodwill and other intangible assets, net

The goodwill on the consolidated balance sheets was $8.3 million for all periods presented.

The gross carrying amount of the intangible assets on the accompanying consolidated balance sheets was $1.2 million for all periods presented. Amortization expense for the three months ended March 31, 2014 and 2013 was $0 and $35,000, respectively.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	March 31, 2014	December 31, 2013

Accrued compensation and related expenses	$3,727	$4,263
Other accrued expenses	1,714	1,866

Total	$5,441	$6,129

7.	Distribution Agreement

On January 1, 2014, the Company entered into a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to the anticipated distribution of the Company’s Ovation and Ovation Prime medical devices in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $6.0 million, with

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

principal due in January 2019, under the agreement, subject to certain conditions. Under this facility, the Company received $4.0 million on January 10, 2014 and received the remaining $2.0 million on March 18, 2014 as the Company had achieved trailing 12-month revenues of $20 million and no material adverse event had occurred. The notes bear 5% annual interest which is payable quarterly in arrears through January 9, 2019, the maturity date when the entire principal balance becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned Ovation and Ovation Prime product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the Ovation and Ovation Prime product line.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $3.0 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 15%, which the Company estimated as market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $3.0 million was recognized as debt issuance discount and allocated to the value of the distribution rights granted to Century under the Distribution Agreement. It is included in deferred revenue in Other long term liabilities on the consolidated balance sheets. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the Ovation and Ovation Prime products in Japan.

8.	Commitments and Contingencies

Operating Leases

The Company’s headquarters’ facility lease expires on February 28, 2018. The Company also has small office leases in its subsidiary locations. Total lease expense was $281,000 and $265,000 for the three months ended March 31, 2014 and 2013, respectively. The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2014.

Employment Agreements

The Company enters into employment agreements with its executive officers. The contracts do not have a fixed term and are constructed on an at-will basis. Some of these contracts provide executives with the right to receive certain additional payments and benefits after a change in control, as defined in such agreements.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.

9.	Notes Payable

Century Medical, Inc. Subordinated Loan

In connection with the Distribution Agreement with Century (see Note 7), the Company entered into a secured note purchase agreement and a related security agreement, pursuant to which Century agreed to loan to the Company up to an aggregate of $6.0 million, which amount was received in the first quarter ended March 31, 2014. Under this facility, the Company received $4.0 million

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

on January 10, 2014, and the remaining $2.0 million on March 18, 2014. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through January 9, 2019, the maturity date when the total $6.0 million of principal becomes due. The debt issuance discount of approximately $3.0 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The loan contains various affirmative and negative covenants and customary events of default, including if a material adverse change occurs with respect to the Company’s business, operations or financial condition, and is subordinated to the Company’s term loan with Capital Royalty.

The Company made interest payments of $48,000 and $0 in the three months ended March 31, 2014 and 2013, respectively.

Capital Royalty Term Loan

On October 12, 2012, the Company executed a Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate Parallel Investment Opportunities Partners II L.P. (collectively “Capital Royalty”) for up to a $50 million term loan to be used to pay off the Company’s then existing senior notes held by a previous lender and to fund operations. The loan may be drawn in two tranches. The first tranche of $40 million was drawn prior to March 31, 2013, and an additional amount up to $10 million could be available upon achievement of a revenue-based milestone, if notice of that achievement is issued by May 31, 2014. The loan bears interest at a rate of 14.0%, based upon a year of 360 days and actual days elapsed. Prior to September 30, 2017, the Company may at its election pay the interest as follows: 11.5% per annum paid in cash and 2.5% per annum paid in-kind in the form of additional term loans, or PIK Loans. Payments under the loan are made on a quarterly basis with payment dates fixed at the end of each calendar quarter (“Payment Dates”). The notes are interest-only through the 14th Payment Date (March 31, 2016) following funding if the second tranche is not drawn. In the event the second tranche is drawn the interest-only period is extended through the 16th Payment Date (September 30, 2016) following funding. Following the interest-only period principal payments are made in equal installments at the end of the six subsequent calendar quarters if the second tranche is not drawn and the subsequent eight calendar quarters if the second tranche is drawn. The notes mature on the 20th Payment Date (September 30, 2017) if the second tranche is not drawn and the 24th Payment Date (September 30, 2018) if the second tranche is drawn. In connection with the loan, the Company paid a loan origination fee of 1% and issued warrants to purchase 167,611 shares of common stock at $0.41 per share. The initial fair value of the warrants was $496,000 and resulted in a discount to the notes payable, which is being accreted to interest income and other income (expense), net in the statements of comprehensive loss over the life of the loan. The notes had a prepayment premium of 5% of the aggregate outstanding principal, including PIK Loans, if the loan was prepaid prior to the end of the fourth Payment Date (September 30, 2013). The amount of the prepayment premium decreases by 1% during each subsequent 12-month period thereafter.

The term loan is collateralized by a first priority security interest on all of the Company’s assets excluding property not assignable without consent by a third party, trademarks that would be invalid by reason of including it in the collateral and 35% of the ownership interest in a foreign subsidiary.

The loan and security agreement contains customary representations and warranties, covenants, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely file taxes, maintain good standing and government compliance, achieve minimum annual revenue thresholds, maintain liability and other insurance, and provide security interests to Capital Royalty in the collateral of any subsidiary formed or acquired by the Company in the future. The negative covenants provide, among other things, that without the prior consent of Capital Royalty (subject to certain exceptions), the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company’s property, pay dividends on the Company’s capital stock or make prohibited investments. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of Capital Royalty, following the occurrence of an event of default, which would require the Company to pay to Capital Royalty an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts plus the prepayment premium.

The first measurement date for the minimum annual revenue covenant was April 30, 2014, with subsequent measurement dates at the end of subsequent twelve-month periods.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2014, the Company was in compliance with all of the covenants.

Boston Scientific Corporation Note Payable

In conjunction with the acquisition of Boston Scientific Santa Rosa, or BSSR, the Company issued a promissory note in the amount of $3,487,000 to the prior owners of BSSR as part of the purchase consideration. The note bore an interest rate of 5.25% per annum and was set to mature on March 28, 2018. The note (along with unpaid accrued interest) was repayable upon the earlier of (a) the date upon which initial public offering is consummated, or (b) the sale of the Company, including liquidation, dissolution or winding up. The Company repaid the note in full, including all accrued interest, subsequent to the closing of the IPO in April 2014.

10.	Stockholders’ Equity

In February 2014, the Company’s board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a reverse stock split within a specified range with the final ratio to be determined by a committee of the board of directors. In March 2014, the committee of the board of directors approved a 1-for-40.57 reverse stock split of the Company’s issued and outstanding shares of common stock and the corresponding adjustments to the conversion ratio of the convertible preferred stock. The reverse split was implemented on April 1, 2014. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. Except as otherwise indicated, all issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.

Convertible Preferred Stock

Prior to the reverse stock split, the Company authorized 401,334,139 shares of convertible preferred stock, of which 393,432,624 shares were issued and outstanding as of March 31, 2014 and December 31, 2013, designated in series.

Conversion

The shares of Series A, Series B, Series C, Series D and Series E preferred stock were convertible into an equal number of shares of common stock, at the option of the holder, subject to certain anti-dilution adjustments, such as in the event of a private placement at an offering price below the price of our Series E convertible preferred stock offering. The Series D convertible preferred stock was issued at a price per share lower than the issuance price per share of the Series A, Series B and Series C convertible preferred stock, triggering the anti-dilution adjustment of the conversion ratios into common stock of Series A, Series B and Series C convertible preferred stock. The issuance price triggering the anti-dilution adjustments was reset to the Series D issuance price at the time of the Series D financing and to the Series E issuance price at the time of the Series E financing.

The conversion ratios were as follows:

Series A and B convertible preferred stock	1 to 26.00
Series C convertible preferred stock	1 to 25.64
Series D convertible preferred stock	1 to 40.57
Series E convertible preferred stock	1 to 40.57

Each share of Series A, Series B, Series C, Series D and Series E convertible preferred stock were automatically converted into common stock immediately upon the completion of the Company’s initial public offering on April 22, 2014.

Warrants

All of the Company’s warrants remained outstanding as of March 31, 2014. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock at the above conversion ratios on April 22, 2014.

11.	Equity Incentive Plan

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options, or ISOs, may be granted only to Company employees. Nonqualified stock options, or NSOs, may be granted to all eligible recipients. As of March 31, 2014 and December 31, 2013, there were 2,439,624 shares of common stock authorized for issuance under the 2008 Plan.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Options under the 2008 Plan have terms of up to ten years. The exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant; the exercise price for an NSO may not be less than 100% of the fair market value of the shares on the date of grant and the exercise price of an ISO or an NSO granted to a more than 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant. Options become exercisable as determined by the board of directors. Options expire as determined by the board of directors but not more than ten years after the date of grant. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.

12.	Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of $23.0 thousand and $27.0 thousand for the three months ended March 31, 2014 and 2013, respectively, representing an ETR of (0.16%) and (0.24%), respectively. The Company’s ETR for the three months ended March 31, 2014 differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period that such determination is made.

13.	Related Party Transactions

In February and March 2014, the loans to executive officers were satisfied and extinguished. The April 2010 and September 2012 notes along with accrued interest were repaid in cash resulting in aggregate proceeds of $1,497,435 inclusive of accrued interest of $6,238. The January 2011 note was extinguished with the surrender of the underlying collateral shares to satisfy the loan. The difference between the carrying amount of the loan and the value of the collateral shares will be recorded as a loss on extinguishment of the note and the underlying shares were kept in treasury until retired to authorized, unissued by resolution of the board of directors in April 2014.

14.	Subsequent Events

Initial Public Offering

In April 2014, the Company completed the IPO of its common stock, which resulted in the sale of 7,475,000 shares at a price of $12.00 per share. The Company received net proceeds from the IPO of approximately $81.2 million, after deducting underwriting discounts and commissions and offering expenses.

Upon closing of the IPO, (i) all outstanding warrants to purchase shares of the Company’s convertible preferred stock converted into warrants to purchase shares of the Company’s common stock, (ii) all outstanding shares of the Company’s convertible preferred stock converted into shares of common stock and (iii) the Company applied a portion of the net proceeds from the offering to repay all the outstanding principal and accrued interest owed under our promissory note to Boston Scientific Corporation (see Note 9). In addition, a warrant to purchase up to 223,487 shares of the Company’s common stock held by an affiliate of Boston Scientific Corporation expired unexercised upon the closing of the IPO and the repayment of that promissory note.

2014 Equity Incentive Plan

On April 1, 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2008 Plan. Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual increases. The board of directors also approved the grant of 726,550 options to purchase common stock under the terms of the 2014 Plan, effective on the effective date of the IPO.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employee Stock Purchase Plan

On April 1, 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”). The 2014 Purchase Plan became effective n the effective date of the IPO. A total of 500,000 shares were initially reserved for issuance under the 2014 Purchase Plan, subject to certain annual increases.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report, as well as our consolidated financial statements and related notes included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

When we refer to “we,” “our,” “us” or ““TriVascular”” in this Quarterly Report on Form 10-Q, we mean TriVascular Technologies, Inc., as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. References to the “Ovation System” refer to our “Ovation” and “Ovation Prime” Systems and their related components.

Overview

We are a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of abdominal aortic aneurysms, or AAA. Our mission is to help physicians improve the lives of patients suffering from aortic disease through excellence in research, product development, manufacturing, sales and service. We developed our technology platform leveraging engineering principles utilized in many other industries and applied these concepts with the goal of designing an optimal solution for AAA therapy to address unmet clinical needs. The Ovation System, our solution for the treatment of AAA through minimally invasive endovascular aortic repair, or EVAR, is a new stent graft platform. It is designed to specifically address many of the limitations associated with conventional EVAR devices and expand the pool of patients eligible for EVAR by virtue of its low profile, flexible delivery system and novel sealing mechanism. The Ovation System consists of a main aortic body, injected with a conformable polymer, and typically two iliac limbs. These components allow the devices to be customized to a patient’s unique anatomy to effectively seal the aneurysm.

We received CE Mark clearance in August 2010 and began commercial sales of our Ovation System in Europe in September 2010. In October 2012, we received approval from the U.S. Food and Drug Administration for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012. We sell our products through our direct U.S. and European sales forces and through third-party distributors in Europe, Canada, and in other parts of the world.

We manufacture and package all of the components of our implantable products at our headquarters in Santa Rosa, California. We also engage third-party contractors and suppliers to perform sterilization and accessory component assembly.

In April 2014, we completed the IPO of our common stock, which resulted in the sale of 7,475,000 shares at a price of $12.00 per share. We received net proceeds from the IPO of approximately $81.2 million, after deducting underwriting discounts and commissions and offering expenses.

Important Factors Affecting our Results of Operations

We believe there are several important factors that have impacted and that we expect to continue to impact our results of operations.

Our Ability to Recruit and Train our Sales Representatives and their Productivity

We only recently began building our sales organization in the United States and have made, and intend to continue to make, a significant investment in recruiting and training our sales representatives. This process is lengthy because it requires significant education and training for our sales representatives to achieve the level of clinical competency with our products that is expected by implanting physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect.

Physician Awareness and Acceptance of our Ovation System

We continue to invest in programs to educate physicians who treat AAA disease about the advantages of our Ovation System. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. We are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Ovation System, and influencing these physicians to use our Ovation System to treat AAA disease, is required to grow our revenue.

Access to Hospital Facilities

In order for physicians to use our Ovation System, most hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts with them. This process can be lengthy and time-consuming and require extensive negotiations and management time. In some cases, contract bidding processes are only open at certain periods of time and we may not be successful in bidding. In many hospitals, we are not able to sell our products unless and until a purchasing contract has been executed.

Leveraging our Manufacturing Capacity

With our current operating model and infrastructure, we have the capacity to significantly increase our manufacturing production. We intend to use our design, engineering and manufacturing capabilities to increase manufacturing efficiency and to continue to develop new products with lower manufacturing costs. In addition, if we grow our revenue and sell more units, our fixed manufacturing costs will be spread over more units, which we believe will further reduce our manufacturing costs on a per-unit basis. Improving our gross margin, which is dependent upon further increasing our manufacturing efficiency and growing our U.S. revenue, among other factors, is critical to our ability to reach profitability.

Investment in Research and Clinical Trials

We are continuously investing in research and development of new products and product enhancements to improve outcomes and enhance the physician experience with our products, while reducing the invasiveness of AAA therapy and expanding the pool of patients eligible for EVAR. We believe that these efforts will continue to drive adoption of our Ovation platform and further validate the advantages of our innovative technology. While research and development and clinical testing are time consuming and costly, we believe that clinical data demonstrating efficacy, safety and cost effectiveness is critical to increasing the adoption of our Ovation System.

For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors.”

Components of Results of Operations

Revenue

Our Ovation System consists of an aortic body preloaded into a catheter, at least two iliac limbs preloaded into catheters, a fill polymer kit and an autoinjector. In some cases, extra iliac limbs or iliac extensions may be required. Most of our sales are on a per-component basis; however, a small minority of our direct customers have total system pricing.

We derive revenue from sales of our Ovation System and related components and accessories to two types of customers: hospitals and distributors. We recognize revenue from sales to hospitals when we are notified that the product has been used or implanted and we have received a valid purchase order. Product sales to hospitals are billed to and paid by the hospitals as part of their normal payment processes, with payment received by us in the form of an electronic transfer, check or credit card. We recognize revenue from our distributors at the time the product is shipped to the distributor. Product sales to distributors are billed to and paid by the distributors as part of their normal payment processes, with payment received by us in the form of an electronic transfer. Our average sales prices are significantly higher in the United States than they are internationally. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates.

We expect our revenue to increase as we expand our sales and marketing infrastructure and increase awareness of our products. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality and the impact of the buying patterns and implant volumes of our distributors and hospitals. We have historically experienced lower sales in the summer months and around the holidays.

Cost of Goods Sold, Gross Profit and Gross Margin

We manufacture the Ovation System at our manufacturing facility in Santa Rosa, California. Cost of goods sold includes the cost of raw materials, labor costs, manufacturing overhead expenses, reserves for expected scrap and inventory obsolescence as well as distribution-related expenses. Due to our relatively low production volumes compared to our current potential manufacturing capacity, a significant portion of our cost of goods sold consists of manufacturing overhead expenses. These expenses include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of goods sold divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs and, to a lesser extent, the percentage of products we sell in the United States versus internationally and the percentage of products we sell to distributors versus directly to hospitals. Our gross margin is significantly higher on products we sell in the United States, as compared to products we sell internationally, due to significantly higher average selling prices in the United States. Our gross margin is typically higher on products we sell directly to hospitals as compared to products we sell through distributors.

We expect our gross margin to increase significantly over the long term because we expect to increase our manufacturing efficiency and, as our production volume increases, we will spread our fixed manufacturing costs over a larger number of units, thereby significantly reducing our per-unit manufacturing costs. However, our gross margin may fluctuate from period to period depending on the interplay of all of these factors.

Sales, General and Administrative

Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes cost attributable to marketing our products to our customers and prospective customers, patent and legal fees, financial audit fees, insurance costs, recruiting fees, fees for other consulting services, and allocated facilities-related expenses. We expect to incur additional SG&A expenses in connection with our becoming a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the JOBS Act of 2012.

We expect our SG&A expenses to continue to increase in absolute dollars for the foreseeable future as our business grows and we continue to invest in our sales, marketing, clinical education, training and general administration resources to build our direct sales, distribution and administrative infrastructure in the United States. However, we expect our SG&A expenses to decrease as a percentage of our revenue over the long term, although our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expenses.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as R&D activities associated with our core technologies. Our R&D expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for our R&D and clinical personnel. We also incur significant expenses for supplies, development prototypes, design and testing, clinical study costs and product regulatory expenses. We expect our R&D expenses to increase as we initiate and advance our development projects and conduct additional clinical studies.

We expect our R&D expenses to continue to increase in absolute dollars for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. However, we expect our R&D expenses to decrease as a percentage of our revenue over the long term, although our R&D expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our R&D expenses.

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At March 31, 2014, there was $40.0 million outstanding principal under the term loan, which accrued interest at a rate of 14.0% per annum. Additionally, we had a note payable to Boston Scientific Corporation, which accrued interest at a rate of 5.25% per annum and which was paid in full in April 2014. We also entered into a subordinated loan with Century in January 2014. At March 31, 2014, there was $6.0 million outstanding principal under that loan, which accrued interest at a rate of 5.0% per annum.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. To prepare our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, sales, costs and expenses. We base our estimates on historical expenses and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are likely to occur from period to period. Actual results could be significantly different from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

Our critical accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies”, of our consolidated financial statements in this Form 10-Q, and in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 18% of our net accounts receivable and less than 10% of our sales for the quarter ended March 31, 2014.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $0.3 million and $0.1 million for the quarters ended March 31, 2014 and 2013, respectively.

Our industry is characterized by ongoing product innovation that could result in an increase in the amount of obsolete inventory quantities on hand. For example, as we introduce new products or next generation products, we may be required to take charges for excess and obsolete inventory that could have a significant impact on the value of our inventory or our operating results

For discussion of our other accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue:

	Three Months Ended March 31,
	2014		2013
	(in thousands)		(in thousands)
Revenue	$7,034	100.0%	$2,942	100.0%
Cost of goods sold	3,665	52.1%	1,988	67.6%

Gross profit	3,369	47.9%	954	32.4%
Gross margin	47.9%		32.4%

Operating expenses:
Sales, general and administrative	12,192	173.3%	7,505	255.1%
Research and development	3,806	54.1%	3,169	107.7%

Total operating expenses	15,998	227.4%	10,674	362.8%

Loss from operations	(12,629)	(179.5%)	(9,720)	(330.4%)
Other income (expense):
Interest expense	(1,689)	(24.0%)	(1,555)	(52.9%)
Interest income and other income (expense), net and income tax expense	(105)	(1.5%)	(8)	(0.3%)

Net loss	$(14,423)	(205.0%)	$(11,283)	(383.5%)

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(in thousands)

Revenue	$7,034	$2,942	$4,092	139.1%

Revenue. Revenue for the three months ended March 31, 2014 and 2013 was $7.0 million and $2.9 million, respectively, an increase of 139%. For the three months ended March 31, 2014 and 2013, international revenue was $2.4 million and $2.0 million, respectively, and represented 34.6% and 68.0%, respectively, of our revenue in the respective periods. Our international revenue growth of $0.4 million was driven primarily by sales to new geographies. For the three months ended March 31, 2014, our distributor revenue represented 24.8% of our revenue, compared to 48.7% during the three months ended March 31, 2013. Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increased the size of our U.S. sales force resulting in increased adoption of our products.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended March 31,			Percent
	2014	2013	Variance	Change
		(in thousands)

Cost of goods sold	$3,665	$1,988	$1,677	84.4%
Gross profit	3,369	954	2,415	253.1%
Gross margin	47.9%	32.4%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended March 31, 2014 was $3.7 million, resulting in a gross profit of $3.4 million, compared to $2.0 million in cost of goods sold and gross profit of $1.0 million in the three months ended March 31, 2013. Our gross margin for the three months ended March 31, 2014 was 47.9%, compared to 32.4% for the three months ended March 31, 2013. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended March 31,			Percent
	2014	2013	Variance	Change
		(in thousands)

Sales, general and administrative	$12,192	$7,505	$4,687	62.5%
Research and development	3,806	3,169	637	20.1%

Sales, General and Administrative. Our SG&A expenses for the three months ended March 31, 2014 were $12.2 million, compared to $7.5 million for the three months ended March 31, 2013, an increase of 62.5%. The increase in SG&A expenses was primarily associated with our initiation of Ovation System sales in the U.S. in November 2012 and the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $4.1 million for the three months ended March 31, 2014 compared to the same period in 2013. SG&A expenses also increased by $0.4 million due to accounting fees.

Research and Development Expenses. Our R&D expenses for the three months ended March 31, 2014 were $3.8 million compared to $3.2 million for the three months ended March 31, 2013, an increase of 20.1%. The increase in R&D expenses for the three months ended March 31, 2014 consisted primarily of employee-related salary expenses and product development costs including clinical study costs.

Interest Expense

	Three Months Ended March 31,			Percent
	2014	2013	Variance	Change
		(in thousands)

Interest expense	$(1,689)	$(1,555)	$(134)	8.6%

Interest Expense. Our interest expense for the three months ended March 31, 2014 was $1.7 million, compared to $1.6 million for the three months ended March 31, 2013. The increase in interest expense was attributable to the higher principal balance of the Capital Royalty term loan as a result of PIK notes as well as addition of the subordinated loan agreement with Century in January 2014.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our independent registered public accounting firm has expressed in its auditors’ report on our consolidated financial statements for the year ended December 31, 2013 a “going concern” opinion, meaning that we have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. In January 2014, we entered into a term loan agreement with Century for an aggregate amount of $6.0 million, $4.0 million of which we drew down in January 2014 and the remaining $2 million of which we drew down in March 2014. At March 31, 2014, we had $31.4 million in cash and cash equivalents. In April 2014, we completed our IPO of 7,475,000 shares of common stock, which included the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. We received net proceeds of approximately $81.2 million, after deducting underwriting discounts and commissions and offering expenses.

We believe that our available cash, together with the proceeds from the IPO will be sufficient to satisfy our liquidity requirements for at least the next 18 months. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

Historically, our sources of cash have primarily included private placements of equity securities and debt arrangements, and, to a much lesser extent, cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing infrastructure, investing in inventory, R&D activities and other working capital needs.

The following presents a discussion of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash and cash equivalents at beginning of period	$38,108	$45,393
Net cash used in operating activities	(13,341)	(11,258)
Net cash used in investing activities	(10)	(128)
Net cash provided by financing activities	6,642	13
Effect of exchange rate on cash	10	4

Cash and cash equivalents at end of period	$31,409	$34,024

Operating activities. The increase in net cash used in operating activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily related to our increased expenditures, including higher employee headcount, employee-related expenses and working capital needs, as a result of our deeper commercial penetration in the United States.

Investing activities. Net cash used in investing activities in the three months ended March 31, 2014 and 2013 was related to the purchase of capital equipment.

Financing activities. Net cash provided by financing activities in the three months ended March 31, 2014 was primarily related to the execution and draw-down of our subordinated loan agreement with Century, proceeds from the issuance of common stock and payments for deferred offering costs related to our IPO. The only cash provided by financing activities in the three months ended March 31, 2013 was related to stock issuances.

Indebtedness

For discussion of our indebtedness, refer to Note 9, “Notes Payable”, of our consolidated financial statements included in this Form 10-Q.

Future Capital Requirements

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	our ability to generate revenues;

•	fluctuations in gross margins and net losses; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	improvements in our manufacturing capacity and efficiency;

•	new research and product development efforts; and

•	payment of interest due under our loan agreements with Capital Royalty and Century.

Additionally, as a public company, we will incur significant audit, legal, and other expenses that we did not incur as a private company.

Although we believe the foregoing items reflect our most likely uses of cash in the short term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. This capital may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants. For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors.”

Credit Risk

We had receivable balances from customers in Europe of approximately $1.8 million as of March 31, 2014 and $2.4 million as of December 31, 2013. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

We monitor the financial performance and credit worthiness of our customers, so that we can properly assess and respond to changes in their credit profile. Our third-party distributors operate in certain countries, such as Greece, Italy, Spain and Turkey, where economic conditions continue to present challenges to their businesses, and thus, could place at risk the amounts due to us from them. These distributors are owed certain amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.

Off Balance Sheet Arrangements

We do not maintain any off balance sheet partnerships, arrangements, or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate. Additionally, the interest rate on our Capital Royalty and Century term loans are fixed and not subject to changes in market interest rates.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarter ended March 31, 2014 and 2013, approximately 23.2% and 45.8%, respectively, of our sales were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the recent and anticipated future growth of our U.S. business. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our controls and procedures. However, we are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Remediation of Prior Year’s Material Weakness.

During the course of preparing for our initial public offering, we determined that material adjustments to the earnings per share amounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012. This led us to conclude that we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the results of implementing additional review procedures within the finance department, we believe we have successfully completed the remediation plan and these remediated controls have been effectively designed and in place for a sufficient period of time to ensure that they are operating effectively. As of March 31, 2014, the previously disclosed material weakness has been remediated. However, our efforts to remedy this material weakness may not prevent future material weaknesses in our internal control over financial reporting.

(c) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because defense and settlement costs, diversion of management resources and other factors.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before you decide to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Risks Related to our Business

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition and stock price could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future while we establish and grow the sales ramp for our products. Our net loss was $14.4 million for the three months ended March 31, 2014. As of March 31, 2014, our accumulated deficit was $252.9 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. We have never achieved profitability, and do not anticipate being profitable in the near future. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue is generated from a limited number of products, and any decline in the sales of these products or failure to gain market acceptance of these products will negatively impact our business.

We have focused heavily on the development and commercialization of a limited number of products for the treatment of AAA. From inception through March 31, 2014, our total revenue was derived entirely from sales of our Ovation System, and we expect our revenue to be derived entirely from sales of our Ovation System for the foreseeable future. If we are unable to achieve and maintain significantly greater market acceptance of these products and do not achieve sustained positive cash flow, we will be severely constrained in our ability to fund our operations and the development and commercialization of improvements and other product lines. In addition, if we are unable to market our products as a result of a quality problem, failure to maintain or obtain regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our products or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be adversely affected.

We only recently began selling our products commercially and our products may never achieve market acceptance.

We received regulatory approval in the United States in October 2012 and at that time began hiring and training our sales force and selling our products commercially. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals, and we may be unable to successfully expand the commercialization of our products for a number of reasons, including:

•	established competitors’ relationships with customers;

•	limitations in our ability to demonstrate differentiation and advantages of our products compared to competing products and the relative safety, efficacy and ease of use of our products;

•	the limited size of our sales force and the learning curve required to gain experience selling our products;

•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and

•	the introduction and market acceptance of competing products and technologies.

Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the devices they are currently using. Educating these physicians and hospitals on the benefits of our products requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or prescribe our products until there is more long-term clinical evidence to convince them to alter their existing treatment methods, or until they receive additional recommendations from prominent physicians that our products are effective. In addition, physicians and hospitals may initially be unwilling to use our products except in the most challenging anatomies untreatable by other devices. If our products are only used in the most challenging AAA cases, this could lead to increased rates of complications and a skewed perception of the effectiveness of our products, even if our products perform better in those challenging cases than any competing products would be able to perform. We cannot predict when, if ever, physicians and hospitals may adopt more widespread use of our products. If we are unable to educate physicians and hospitals about the advantages of our Ovation System, do not achieve significantly greater market acceptance of our products, do not gain momentum in our sales activities, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.

If we are unable to educate physicians on the safe and effective use of our products, we may be unable to achieve our expected growth.

An important part of our sales process includes the education of physicians on the safe and effective use of our products. There is a learning process for physicians to become proficient in the use of our products and it typically takes several procedures for a physician to become comfortable using the Ovation System. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product, or to recommend it to other physicians. It is critical to the success of our commercialization efforts to educate physicians on the proper use of the Ovation System, and to provide them with adequate product support during clinical procedures. It is important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

If we fail to develop and retain our direct sales force, our business could suffer.

We have a direct sales force in the United States and in certain European countries. We also utilize a network of independent distributors and agents for sales outside of the United States. As we launch new products and increase our current marketing efforts with respect to existing products and expand into new geographies, we will need to retain, grow and develop our direct sales personnel, distributors and agents. We have made, and intend to continue to make, a significant investment in recruiting and training sales representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by implanting physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers.

We are in a highly competitive market segment, which is subject to technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than any products that we may develop, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of AAA. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the AAA stent graft market segment are clinical effectiveness, product safety, reliability and durability, scope of IFU and eligible patient populations, physician experience and comfort with use of a particular EVAR device, ease of use, product support and service, sales force experience and relationships and price. We face significant competition in the United States and internationally, and we expect the intensity of competition will increase over time. For example, our major competitors, Medtronic, Inc., W.L. Gore Inc., Cook Medical Products, Inc. and Endologix, Inc., each have approved EVAR systems in the United States and Europe. In addition to these major competitors, we also have other emerging competitors and smaller companies with active EVAR system development programs, and other competitors may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages to us, including:

•	greater financial and human resources for product development, sales and marketing;

•	greater name recognition;

•	long established relationships with physicians and hospitals;

•	longer-term clinical trial data due to earlier regulatory approval;

•	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;

•	more established sales and marketing programs and distribution networks; and

•	greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing approved products.

Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearance or approvals for competing products more rapidly than us or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition in recruiting and retaining qualified sales, scientific, and management personnel, establishing clinical trial sites and enrolling patients in clinical studies. If our competitors are more successful than us in these matters, our business may be harmed.

Our success depends on physicians’ increased use of our products in endovascular AAA procedures.

Our low profile AAA products utilize a different sealing technology within the patient’s anatomy and have the ability to address a wider range of difficult anatomies than some of our competitors’ products. We face challenges convincing physicians, many of whom have extensive experience with competitors’ products and established relationships with other companies, to appreciate the benefits of the Ovation System and adopt it for treatment of their patients. If our products are unable to gain wider acceptance by physicians or if physicians’ use of our products declines, our revenue will be impacted, and our business would be adversely affected.

Our success depends in part on the growth in the number of AAA patients treated with endovascular devices.

AAA disease is frequently asymptomatic prior to aneurysm rupture, and is often discovered during procedures for unrelated medical conditions, leading to a fairly low diagnosis rate. While there are currently an estimated 1.2 million people in the United States with AAA disease, it is estimated that only 200,000 people are diagnosed annually, and of the diagnosed population, only 70,000 are treated. Our growth will depend in part upon an increasing percentage of patients with AAA being diagnosed, and an increasing percentage of those diagnosed receiving EVAR, as opposed to an open surgical procedure. Studies have shown that AAA screening reduces AAA-related mortality by up to 50%. Initiatives to increase screening for AAA include the Screening Abdominal Aortic Aneurysms Very Efficiently Act, or SAAAVE Act, which was signed into law on February 8, 2006 in the U.S. SAAAVE provides one-time AAA screening for Medicare beneficiaries who have a family history of the disease or other risk factors recommended for screening as specified by the U.S. Department of Health and Human Services, or HHS. Screening is provided as part of the “Welcome to Medicare” physical and such coverage began on January 1, 2007. The failure to diagnose more patients with AAA could negatively impact our revenue growth.

We have limited long-term clinical data to support the safety, efficacy and durability of our products, which could be a barrier to further  physician adoption of our products, and unforeseen complications could harm our business and reputation.

Our longest-term available clinical data from our Ovation Pivotal Trial is four years, and we have comprehensive two-year follow-up data for this patient population. Because we currently lack comprehensive clinical data older than two years supporting the safety, efficacy and durability of our products and the benefits they offer, physicians may be slower to adopt or recommend our products, we may not have comparative data that our competitors have, and we may be subject to greater regulatory and product liability risks. Further, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products or that our products cause unexpected or serious complications or other unforeseen negative effects. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or profitability, and our business and reputation may be harmed.

If clinical studies of our current or future products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize these products.

We are currently conducting clinical trials, including our Ovation Post Approval Study and Ovation PMR Study, and expect to initiate a Less Invasive Fast track EVAR, or LIFE, study in 2014. We will likely need to conduct additional clinical studies in the future to support new product approvals, or for the approval for new indications for the use of our products. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;

•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

•	difficulties or delays associated with establishing additional clinical sites;

•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or are inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;

•	the study design is inadequate to demonstrate safety and efficacy; or

•	not meeting the statistical endpoints.

Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use. Even if our products are approved in the United States and Europe, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of our products in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or Europe, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations, and financial condition.

Sales of our products outside the United States represented approximately 34.6% of our revenue in the three months ended March 31, 2014. In September 2010, we began selling our products in Europe through our own sales force and through distributors. As of March 31, 2014, we sell our products directly in Germany and the United Kingdom and through distributors elsewhere. The sale and shipment of our products across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws, as well as export controls laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, several of the countries in which we sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in enforcing or defending intellectual property rights;

•	pricing pressure that we may experience internationally;

•	a shortage of high-quality sales people and distributors;

•	third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	competitive disadvantage to competition with established business and customer relationships;

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	foreign currency exchange rate fluctuations;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

•	the imposition of new trade restrictions.

If we experience any of these risks, our sales in international countries may be harmed and our results of operations would suffer.

We rely on a small group of third-party distributors to effectively distribute our products outside the United States.

We depend, in part, on medical device distributors for the marketing and selling of our products in most geographies outside of the United States. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our products. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offerings require significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

If third-party payors do not provide adequate coverage and reimbursement for the use of our products, our revenues will be negatively impacted.

Our success in marketing our products depends in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations will adequately cover and reimburse customers for the cost of our products. In the United States, a third-party payor’s decision to provide coverage for our products does not imply that an adequate reimbursement rate will be obtained. Further, one third-party payor’s decision to cover our products does not assure that other payors will also provide coverage for the products or provide coverage at an adequate reimbursement rate. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

Our independent registered public accounting firm expressed in its report on our 2013 audited financial statements a substantial doubt about our ability to continue as a going concern.

We only recently began selling our products commercially and our products may never achieve market acceptance and we have experienced significant losses from operations since our inception. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm expressed in its auditors’ report on our consolidated financial statements for the year ended December 31, 2013 a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We may need to seek additional capital in the future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for the treatment of AAA and other aortic disorders, and technology complementary to our current products. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future products;

•	the need for additional capital to fund future development programs;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

•	the establishment of high volume manufacturing and increased sales and marketing capabilities; and

•	our success in entering into collaborative relationships with other parties.

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.

During the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing on commercially reasonable terms, if at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business will be harmed.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our term loans with Capital Royalty Partners and Century Medical.

As of March 31, 2014, we owed an aggregate principal and accrued interest amount of $41.2 million to Capital Royalty Partners, pursuant to a term loan agreement. In addition, in January 2014, we entered into a term loan agreement with Century Medical, Inc. and drew down the initial $4.0 million of funding. In March 2014, we drew down the remaining $2.0 million of funding available under the Century Medical agreement. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We may be unable to maintain a level of cash balances or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreements with either Capital Royalty Partners or Century Medical, we may be required to repay any outstanding amounts earlier than anticipated.

Our existing term loan agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our existing term loan agreements with Capital Royalty Partners and Century Medical contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the term loan agreements, which could require us to pay additional prepayment penalties. The Capital Royalty Partners agreement also contains certain financial covenants, including minimum revenue and cash balance requirements, and our obligations under the term loans are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreements. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the agreements. In the event of a liquidation, Capital Royalty Partners and Century Medical would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including Capital Royalty Partners and Century Medical, were first repaid in full.

Challenges in the credit environment may adversely affect our business and financial condition.

The global financial markets continue to experience unprecedented levels of volatility. Our ability to enter into or maintain existing financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products, or our customers become insolvent. Any deterioration in our key financial ratios, or non-compliance with financial covenants in our existing term loan agreement with Capital Royalty Partners could also adversely affect our business and financial condition. While these conditions and the current economic instability have not meaningfully impaired our ability to access credit markets or our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of new technologies and increased price competition.

If we fail to properly manage our anticipated growth, our business could suffer.

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we recently significantly expanded our U.S. sales force from 16 sales representatives at December 31, 2012 to 56 sales representatives at March 31, 2014, following the receipt of regulatory approval in the United States. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring of our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

To achieve our revenue goals, we must successfully increase production output to meet expected customer demand. In the future, we may experience difficulties with production yields and quality control, component supply, and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues.

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

If we are unable to protect our intellectual property, our business will be negatively affected.

The market for medical devices is subject to frequent litigation regarding patent and other intellectual property rights. It is possible that our patents or licenses may not withstand challenges made by others or protect our rights adequately.

Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology. However, we face the risks that:

•	we may fail to secure necessary patents prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

•	our already-granted patents may be re-examined, invalidated or not extended.

We also own trade secrets and confidential information that we try to protect by entering into confidentiality agreements with our employees and other parties. However, the confidentiality agreements may not be honored or, if breached, we may not have sufficient remedies to protect our confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information to our projects that they develop independently or others develop, disputes may arise regarding the ownership of proprietary rights to such information, and such disputes may not be resolved in our favor. If we are unable to protect our intellectual property adequately, our business and commercial prospects will suffer.

The medical device industry, including the EVAR space, is characterized by extensive patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay significant damages or royalty payments or prevent us from marketing and selling our existing or future products.

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in the medical industry, including among companies focused on EVAR. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our Ovation System. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We have received in the past, and may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. For example, we are currently involved in a patent dispute with an individual alleging that our products infringe a patent he owns. We are defending this case vigorously and believe the allegations to be without merit.

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, making, or using products that use the disputed intellectual property;

•	obtain a license from the intellectual property owner to continue selling, making, licensing, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•	incur significant legal expenses;

•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; or

•	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

If any of the foregoing occurs, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Further, as the number of participants in the EVAR industry grows, the possibility of intellectual property infringement claims against us increases.

In addition, we may indemnify our customers and international distributors with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We may face product liability claims that could result in costly litigation and significant liabilities.

Manufacturing and marketing of our commercial products, and clinical testing of our products under development, may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. Additionally, product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our key executives. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice.

The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business.

Our future success also depends on our ability to continue to attract and retain our executive officers and other key employees. Many of our employees have become or will soon become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market after our IPO may result in a higher than normal turnover rate. We do not carry any “key person” insurance policies.

Our manufacturing operations, research and development activities, and corporate headquarters, are currently based at a single location that may subject us to a variety of risks.

We currently conduct all of our manufacturing, development and management activities at a single location in Santa Rosa, California, near known earthquake fault zones. Our finished goods inventory is split between our Santa Rosa location and our third-party European distribution center in Belgium. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster such as an earthquake or fire could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. An earthquake in particular could seriously harm our business and results of operations. The insurance coverage we maintain may not be adequate to cover our losses in any particular case.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a number of suppliers who manufacture certain components of our products. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our Ovation System or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers;

•	switching components or suppliers may require product redesign and possibly submission to FDA;

•	the occurrence of a fire, natural disaster or other catastrophe, impacting one or more of our suppliers, may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to quickly establish additional or alternative suppliers in part because of the FDA approval process. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of the Ovation System.

Currently, the gross profit generated from the sale of our Ovation System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit manufacturing cost of our Ovation System. This cannot be achieved without improving manufacturing efficiency and increasing our manufacturing volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of our Ovation System or delay the introduction of our next generation product or reduce our manufacturing efficiency may prevent us from achieving our desired decrease in manufacturing costs, which would prevent us from attaining profitability.

We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that have recently experienced economic turmoil.

We have receivable balances from customers in Europe of approximately $1.8 million as of March 31, 2014. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our historical write-offs of accounts receivable have not been significant.

We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our third-party distributors operate in certain countries such as Greece, Italy, Spain and Turkey where economic conditions continue to present challenges to their businesses, and thus, could place in risk the amounts due to us from them. These distributors are owed certain amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable, or impact the likelihood of ultimate collection.

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenues and results of operations may fluctuate due to, among others, the following reasons:

•	physician and hospital acceptance of our products;

•	the timing, expense and results of research and development activities, preclinical studies and clinical trials, and obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations and operating as a public company;

•	the introduction of new products and technologies by our competitors;

•	sales representatives productivity;

•	supplier, manufacturing or quality problems with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.

Because of these and possibly other factors, it is likely that in some future period our operating results will not meet investor expectations or those of public market analysts.

Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our business, which could cause a decline in the trading price of our stock.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, we have historically experienced lower sales in the summer months and around the holidays, primarily due to the buying patterns and implant volumes of our distributors and hospitals. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, we believe our limited history commercializing our products has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For example, in 2013, approximately 31% of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. We are not aware of any breaches of our information technology infrastructure. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.

As of December 31, 2013, we had federal net operating loss, or NOL, carryforwards of approximately $209.6 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs if we do not attain profitability in an amount sufficient to offset such losses.

The industry- and market-related estimates included in our public filings are based on various assumptions and may prove to be inaccurate.

Industry- and market-related estimates included in our SEC filings, including, without limitation, estimates related to our market size and industry data, are subject to uncertainty and are based on assumptions which may not prove to be accurate. This may have negative consequences, such as us overestimating our potential market opportunity.

Risks Related to Regulation of our Industry

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

It is important to our business that we continue to build a pipeline of product offerings for treatment of AAA in order to remain competitive. As such, our success will depend, in part, on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products.

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	identify and anticipate physician and patient needs properly;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical studies;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	comply fully with FDA regulations on marketing of new devices or modified products;

•	provide adequate training to potential users of our products; and

•	receive adequate coverage and reimbursement for procedures performed with our products.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with enhanced functionalities that are superior to ours, our results of operations will suffer.

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new or improved products.

Our products must comply with regulatory requirements imposed by the FDA in the United States, and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we face include:

•	FDA Regulations (Title 21 CFR);

•	European Union CE mark requirements;

•	Medical Device Quality Management System Requirements (ISO 13485:2003);

•	Occupational Safety and Health Administration requirements; and

•	California Department of Health Services requirements.

Government regulation may impede our ability to conduct clinical studies and to manufacture our existing and future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The FDA and other regulatory agencies may not approve any of our future products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could negatively impact our marketing of any future products and reduce our product revenues.

Our products remain subject to strict regulatory controls on manufacturing, marketing and use. We may be forced to modify or recall a product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our products and on our business and financial position.

Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We could also be subject to new international, federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.

The misuse or off-label use of our products may harm our image in the marketplace; result in injuries that lead to product liability suits, which could be costly to our business; or result in costly investigations and FDA sanctions if we are deemed to have engaged in such promotion.

The products we currently market have been approved by the FDA for specific treatments and anatomies. We train our marketing and sales force to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label uses”. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

Further, the advertising and promotion of our products is subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices, or the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Our products may in the future be subject to product notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use, or IFU, or if a deficiency in a device is found or suspected. For example, during the first quarter 2014, pending the European availability of our updated Ovation IFU, we notified European physicians with scheduled cases of an update concerning an optional procedural step. This update was previously approved by FDA and incorporated in the U.S. IFU during the fourth quarter 2013. We informed FDA of the above-described European physician communication, which FDA formally classified as a recall. Further, in 2012, we conducted a voluntary recall relating to certain lots of our non-implantable fill polymer kit. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include certain notifications and corrections as well as removals, of any of our products could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.

We are required to comply with medical device reporting, or MDR, requirements and must report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred.

Malfunction of our products could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may be subject to federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

Our operations are, and will continue to be, directly and indirectly affected by various federal, state or foreign healthcare laws, including, but not limited to, those described below. In particular, we are subject to the federal Anti-Kickback Statute, which prohibits any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the referring, ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

We are also subject to the federal HIPAA statute, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any health care benefit program or making any materially false, fictitious or fraudulent statements relating to health care matters.

We are also subject to the federal “sunshine” law, which requires us to track and report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members in our company so long as it is privately held.

In addition, we are subject to the federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states mandate implementation of compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or PPACA. The PPACA includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. This excise tax will result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful, the increased tax burden could have an adverse affect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

Risks Related to our Common Stock

Our stock price is likely to be volatile, which may result in losses to our stockholders.

The trading price of our common stock is likely to be volatile and could fluctuate widely, regardless of our operating performance, in response to, among other things, the risk factors described in this report and other factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the estimates we provide to the public or the expectations of market analysts;

•	conditions and trends in our industry and the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in recommendations by securities analysts that elect to follow our common stock;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	the sale of our common stock or other securities in the future by us or our stockholders, including upon expiration of market standoff or contractual lock-up agreements;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	recruitment or departure of key personnel;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

In addition, the market prices of the stock of new issuers and of companies with smaller market capitalizations like us have been volatile and from time to time have experienced significant share price and trading volume changes unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. All of the shares shares of our common stock, other than the shares sold in the IPO to non-affiliates, are currently restricted as a result of applicable securities laws, lock-up or market standoff agreements or other contractual restrictions that restrict transfers for at least 180 days from the date of our IPO. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

The holders of 11,911,560 shares of common stock and holders of warrants to purchase 192,472 shares of common stock have the right to require us to register under the Securities Act any shares in our company pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

In April 2014, we filed a registration statement under the Securities Act to register 4,750,935 shares for issuance under our equity incentive and employee stock purchase plans. Each of our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan provides for annual automatic increases in the shares reserved for issuance under the plan without stockholder approval, which would result in additional dilution to our stockholders. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to any applicable lock-up period or other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

Insiders have substantial control over us and are able to influence corporate matters.

As of the completion of our IPO, our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

An active trading market for our common stock may not be sustained.

Prior to the IPO, there was no public market for our common stock. Although we completed our IPO in April 2014 and shares of our common stock are listed and trading on The NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. The lack of active trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies, products or technologies by using our shares as consideration.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could reduce our stock price and prevent our stockholders from replacing or removing our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by the board of directors without prior stockholder approval;

•	provide for the adoption of a staggered board of directors whereby the board is divided into three classes each of which has a different three-year term;

•	provide that the number of directors shall be fixed by the board;

•	prohibit our stockholders from filling board vacancies;

•	provide for the removal of a director only for cause and then by the affirmative vote of the holders of a majority of the shares then entitled to vote at an election of directors, except as required by law;

•	prohibit stockholders from calling special stockholder meetings, except as required by law;

•	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

•	require certain stockholder litigation proceeding to be brought in Delaware;

•	require the vote of at least 66 2/3% of the outstanding shares to approve amendments to the anti-takeover provisions of our certificate of incorporation or bylaws;

•	prohibit cumulative voting, except as required by law, in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

•	require advance written notice and additional disclosure for stockholder proposals and director nominations.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our issuance of preferred stock could adversely affect holders of our common stock.

Our board is authorized to issue up to 5,000,000 shares of preferred stock without any action on the part of our stockholders. Our board also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, except that shares of preferred stock may not have more than one vote per share, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We cannot assure you that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case, we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We had previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. During the course of preparing for our IPO, we determined that material adjustments to the earnings per share amounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012. This led us to conclude that we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated this material weakness primarily by implementing additional review procedures within the finance department and, engaging external accounting experts with the appropriate knowledge to supplement our internal resources in our computation and review processes when appropriate. We cannot assure you that the measures we have taken to date will be sufficient to avoid future material weaknesses. Even when we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

As a result of disclosure of information in this report and in other filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We do not intend to pay dividends on our common stock.

We have never paid dividends on our common stock and we currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock in the foreseeable future. We are not legally or contractually required to pay dividends and our current term loan agreements with Capital Royalty Partners and Century Medical contain restrictions on our ability to pay dividends. The declaration and payment of all future dividends, if any, will be at the sole discretion our board of directors, which retains the right to change our dividend policy at any time, and may be limited by our debt arrangements in place from time to time. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From January 1, 2014 through March 31, 2014, we granted options to our employees and directors for the purchase of an aggregate of 51,762 shares of our common stock at an exercise price of $12.98, pursuant to our 2008 Equity Incentive Plan. During this period, we issued an aggregate of 358 shares of our common stock at prices ranging from $2.43 to $12.58 per share to certain of our employees pursuant to the exercise of stock options under the 2008 Equity Incentive Plan for an aggregate purchase price of $2,000. These securities were issued pursuant to written compensatory plans or arrangements with our employees and directors in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act, or pursuant to Section 4(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds from the Sale of Registered Securities

On April 22, 2014, we closed our IPO of 7,475,000 shares of common stock, including 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters, at a price to the public of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194466), which was declared effective by the SEC on April 15, 2014. The offering commenced on April 16, 2014, closed on April 22, 2014, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as managing underwriters. We raised approximately $81.2 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $6.3 million and other offering expenses of approximately $2.2 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. The net proceeds from the offering have been invested in cash and cash equivalents.

Item 6.	EXHIBIT INDEX

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on May 15, 2014.

TRIVASCULAR TECHNOLOGIES, INC.

By:	/s/ Michael R. Kramer
Michael R. Kramer Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of TriVascular Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36419), filed on April 23, 2014)

3.2	Amended and Restated Bylaws of TriVascular Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36419), filed on April 23, 2014)

10.1+	TriVascular Technologies, Inc. 2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed on April 3, 2014)

10.2+	TriVascular Technologies, Inc. 2014 Equity Incentive Plan and Forms of Award Agreements (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed on April 3, 2014)

10.3	Term Loan Agreement by and between TriVascular, Inc. and Century Medical, Inc., dated January 1, 2014 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed on March 10, 2014)

10.4+	Amended and Restated Employment Agreement by and between Christopher G. Chavez and the Company, dated February 26, 2014 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed on March 10, 2014)

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

+	Indicates management contract or compensatory plan.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.