Form 10-Q
period 2014-06-30
TriVascular Technologies, Inc.
filed 2014-08-08
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 31, 2014, the registrant had 20,273,938 shares of common stock, $0.01 par value per share, outstanding.

Part 1 Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value and share data)

	June 30,	December 31,
	2014	2013 [1]

Assets
Current assets
Cash and cash equivalents	$95,657	$38,108
Accounts receivable	5,660	4,741
Inventories, net	7,584	7,042
Prepaid expenses and other current assets	2,440	2,435
Total current assets	111,341	52,326
Property and equipment, net	1,383	1,505
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	597	1,428
Total assets	$122,762	$64,700

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,960	$1,678
Accrued liabilities and other	6,756	6,129
Total current liabilities	8,716	7,807
Notes payable	44,237	44,288
Other long term liabilities	3,876	1,413
Total liabilities	56,829	53,508
Commitments and contingencies (Note 8)
Convertible preferred stock	—	239,990
Stockholders’ equity (deficit)
Common stock, $0.01 par value -100,000,000 shares authorized, 19,966,098 and 580,458 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	200	6
Additional paid-in capital	333,130	9,551
Accumulated other comprehensive income	119	166
Accumulated deficit	(267,516)	(238,521)
Total stockholders’ equity (deficit)	65,933	(228,798)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$122,762	$64,700

[1]

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United Stated of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$7,798	$4,826	$14,832	$7,768
Cost of goods sold	3,463	3,158	7,128	5,146
Gross profit	4,335	1,668	7,704	2,622
Operating expenses:
Sales, general and administrative	13,008	9,695	25,200	17,200
Research and development	4,066	3,145	7,872	6,314
Total operating expenses	17,074	12,840	33,072	23,514
Loss from operations	(12,739)	(11,172)	(25,368)	(20,892)
Other income (expense):
Interest expense	(2,454)	(1,586)	(4,143)	(3,141)
Interest income and other income (expense), net	698	(55)	616	(36)
Loss before income tax expense	(14,495)	(12,813)	(28,895)	(24,069)
Provision for income tax	77	20	100	47
Net loss	$(14,572)	$(12,833)	$(28,995)	$(24,116)

Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(27)	37	(47)	(39)
Other comprehensive (loss) income	(27)	37	(47)	(39)
Comprehensive loss	$(14,599)	$(12,796)	$(29,042)	$(24,155)

Net loss per share, basic and diluted	$(0.87)	$(22.33)	$(3.30)	$(41.99)

Weighted average shares used to compute net loss per share, basic and diluted	16,810,098	574,720	8,788,843	574,392

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(28,995)	$(24,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	273	640
Amortization of debt issuance costs and debt discount	336	219
Provision for excess and obsolete inventory	471	81
Changes in fair value of warrants	(633)	10
Amortization of intangibles acquired in business combination	—	35
Stock-based compensation expense	1,135	531
Non-cash interest expense on notes payable	1,295	591
Changes in assets and liabilities
Accounts receivable	(917)	(2,280)
Inventories	(1,014)	143
Prepaid expenses and other current assets	664	(265)
Accounts payable	199	529
Accrued liabilities and other	540	1,180
Net cash used in operating activities	(26,646)	(22,702)

Cash flows from investing activities
Purchase of property and equipment	(67)	(191)
Net cash used in investing activities	(67)	(191)

Cash flows from financing activities
Proceeds from initial public offering, net	81,361	—
Repayments of existing notes payable	(4,599)	—
Proceeds from notes payable	6,000	—
Proceeds from issuance of common stock	1,508	23
Net cash provided by financing activities	84,270	23

Effects of exchange rate changes on cash	(8)	4
Net increase (decrease) in cash and cash equivalents	57,549	(22,866)

Cash and cash equivalents
Beginning of period	38,108	45,393

End of period	$95,657	$22,527

Supplemental cash flow information
Interest paid on notes payable	$2,513	$2,320
Cash paid for income taxes	32	21
Significant non-cash transactions
Conversion of convertible preferred stock into common stock	239,990	—
Conversion of convertible preferred stock warrants into common stock warrants	648	—
Increase in deferred revenue related to distributor agreement	3,017	—
Unvested portion of early exercised stock options	901	—
Unpaid deferred offering costs	56	—
Vesting of early exercised stock options	153	4
Purchases of property and equipment included in accounts payable	84	—

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

TriVascular Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in July 2007 and began operations on March 28, 2008. The Company is a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of abdominal aortic aneurysms (“AAA”). The Ovation® System, the Company’s solution for the treatment of AAA through minimally invasive endovascular aortic repair (“EVAR”) is a new stent graft platform, providing an innovative and effective alternative to conventional devices. It is designed specifically to address many of the limitations associated with conventional EVAR devices and expand the pool of patients eligible for EVAR. The Company received CE Mark clearance in August 2010 and began commercial sales of its Ovation System in Europe in September 2010. In October 2012, the Company received approval from the U.S. Food and Drug Administration for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012.

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

The interim financial data as of June 30, 2014, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-194466), filed with the SEC on April 17, 2014.

On April 22, 2014, the Company completed its initial public offering (“IPO”) of 7,475,000 shares of common stock, which included the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. The Company received net proceeds of approximately $81.1 million, after deducting underwriting discounts and commissions and offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 11,601,860 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 192,472 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.6 million to additional paid-in capital.

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

Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States (U.S.)	$5,176	$2,574	$9,778	$3,515
International	2,622	2,252	5,054	4,253
Total	$7,798	$4,826	$14,832	$7,768

The following table summarizes countries with revenues accounting for more than 10% of the total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Germany	< 10%	11%	< 10%	14%
Italy	< 10%	14%	< 10%	16%
U.S.	66%	53%	66%	45%

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

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at either of the periods presented.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, were capitalized until the successful completion of the Company’s IPO. The deferred offering costs were offset against the IPO proceeds upon the closing of the offering in April 2014. There were $0 and $0.7 million of deferred offering costs capitalized as of June 30, 2014 and December 31, 2013, respectively, in other assets on the consolidated balance sheets.

Convertible Preferred Stock Warrant Liability

Freestanding warrants related to convertible preferred stock shares that are contingently redeemable were classified as a liability on the Company’s accompanying consolidated balance sheet at December 31, 2013. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other income (expense), net. The Company continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital. See Note 5.

Revenue

The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	the sales price is fixed or determinable;
•	collection of the relevant receivable is probable at the time of sale; and
•	delivery has occurred or services have been rendered.

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $69,000 and $0 reserve for such exchanges included in accrued liabilities and other in the consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s other comprehensive (loss) income consists of its net loss and changes in accumulated other comprehensive income, which represents foreign currency translation adjustments.

Currency Translation

The Euro is the functional currency of the Company’s wholly-owned subsidiaries in Italy and Germany and the Swiss Franc is the functional currency of the Company’s wholly-owned subsidiary in Switzerland. Accordingly, the assets and liabilities of these subsidiaries are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated using the average exchanges rates in effect when the transactions occur. Foreign currency translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit), on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.

Stock-Based Compensation

The Company’s determination of the fair value of stock options on the date of grant and shares to be issued to employees under the Employee Stock Purchase Plan (“ESPP”) utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected common stock price volatility, expected term, risk-free interest rates and expected dividends.

The fair value is recognized over the period during which services are rendered, known as the requisite service period on a straight-line basis for awards that vest based on service conditions. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For valuations of all equity awards utilizing the Black-Scholes option-pricing model to date, we estimated the expected term and the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for potential common shares. Prior to April 22, 2014, the Company had convertible preferred stock, all of which converted into common stock at the closing of the IPO.  Because the holders of the Company’s convertible preferred stock and its restricted common shares were entitled to participate in dividends and earnings of the Company when dividends are paid on common stock, the Company applies the two-class method in calculating its earnings per share for periods when the Company generates net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Because the convertible preferred stock and restricted common stock were not contractually obligated to share in the Company’s losses, no such allocation was made for any period presented given the Company’s net losses. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of convertible preferred stock, convertible preferred stock and common stock warrants, shares purchased with nonrecourse loans and options outstanding under our equity incentive plans. Purchase rights granted pursuant to the Company’s ESPP are excluded from the basic net loss per share calculation because the employee’s participation in the Plan is revocable, and such rights will not be included until the shares subject to the purchase rights are purchased by the employee.  For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss and potentially dilutive shares being anti-dilutive.

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratios):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Convertible preferred stock	1,912,395	9,071,203	6,703,297	9,071,203
Employee stock options	2,192,423	1,525,531	1,849,739	1,497,082
Convertible preferred stock warrants	27,015	192,472	124,159	192,472
Common stock warrants	391,152	426,878	408,367	426,878
Total	4,522,985	11,216,084	9,085,562	11,187,635

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company in the first quarter of 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

4.	Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees for all periods presented, as well as stock-based compensation expense estimated for the discount applicable to projected ESPP purchase rights in the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of goods sold	$65	$16	$86	$33
Research and development	91	55	153	111
Sales, general and administrative	517	205	896	387
Total	$673	$276	$1,135	$531

5.	Fair Value Measurements

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

Based upon Level 2 inputs and the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its notes payable approximates its carrying value for all periods presented.

At June 30, 2014, the Company had no financial instruments measured at fair value on a recurring basis by level, as all such financial instruments were converted to additional paid-in capital upon the completion of the IPO in April 2014.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Assets or Liabilities at Fair Value
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

The table below presents the activity of Level 3 liabilities during the periods indicated (in thousands):

	June 30,	December 31,
	2014	2013

Warrant liabilities balance at the beginning of the period	$1,280	$1,424
Change in fair value of warrant liabilities	(633)	(144)
Transfer of warrant liabilities to additional paid-in capital	(647)	—
Warrant liabilities balance at the end of the period	$—	$1,280

6.	Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

Raw material	$3,498	$2,394
Work-in-process and sub-assemblies	3,898	1,951
Finished goods	188	2,697
Total	$7,584	$7,042

Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Laboratory, machinery and equipment	$7,129	$7,024
Equipment and software	2,152	2,150
Leasehold improvements	5,657	5,657
Furniture and fixtures	317	317
	15,255	15,148
Less: Accumulated depreciation and amortization	(13,872)	(13,643)
Total	$1,383	$1,505

The Company recognized depreciation and amortization expense on property and equipment during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Depreciation and amortization expense	$132	$262	$273	$640

Goodwill and other intangible assets, net

The goodwill on the consolidated balance sheets was $8.3 million for all periods presented.

The gross carrying amount of the intangible assets on the accompanying consolidated balance sheets was $1.2 million for all periods presented. Amortization expense for the six months ended June 30, 2014 and 2013 was $0 and $35,000, respectively.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	June 30,	December 31,
	2014	2013

Accrued compensation and related expenses	$5,232	$4,263
Other accrued expenses	1,524	1,866
Total	$6,756	$6,129

7.	Distribution Agreement

On January 1, 2014, the Company entered into a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to the anticipated distribution of the Company’s Ovation and Ovation Prime™ medical devices in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $6.0 million, with principal due in January 2019, under the agreement, subject to certain conditions. Under this facility, the Company received $4.0 million on January 10, 2014 and received the remaining $2.0 million on March 18, 2014 as the Company had achieved trailing 12-month revenues of $20 million and no material adverse event had occurred. The notes bear 5% annual interest which is payable quarterly in arrears through January 9, 2019, the maturity date when the entire principal balance becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned Ovation and Ovation Prime product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the Ovation and Ovation Prime product line.

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

Operating Leases

The Company’s headquarters’ facility lease expires on February 28, 2018. The Company also has small office leases in its subsidiary locations. Total lease expense for the periods indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Lease expense	$287	$276	$568	$541

The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2014.

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

Century Medical, Inc. Subordinated Loan

In connection with the Distribution Agreement with Century (see Note 7), the Company entered into a secured note purchase agreement and a related security agreement, pursuant to which Century agreed to loan to the Company up to an aggregate of $6.0 million, which amount was received in the first quarter ended March 31, 2014. Under this facility, the Company received $4.0 million on January 10, 2014, and the remaining $2.0 million on March 18, 2014. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through January 9, 2019, the maturity date when the total $6.0 million of principal becomes due. The debt issuance discount of approximately $3.0 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The loan contains various affirmative and negative covenants and customary events of default, including if a material adverse change occurs with respect to the Company’s business, operations or financial condition, and is subordinated to the Company’s term loan with Capital Royalty.

The Company made interest payments of $75,000 and $123,000 in the three and six months ended June 30, 2014, respectively.

Capital Royalty Term Loan

On October 12, 2012, the Company executed a Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate Parallel Investment Opportunities Partners II L.P. (collectively “Capital Royalty”) for up to a $50 million term loan to be used to pay off the Company’s then existing senior notes held by a previous lender and to fund operations. The first tranche of $40 million was drawn prior to March 31, 2013, and an additional amount up to $10 million could have been available upon achievement of a revenue-based milestone, if notice of that achievement was issued by May 31, 2014. While the Company timely achieved the revenue-based milestone, it elected not to draw down additional funds.  No further drawdowns are available as of June 30, 2014. The loan bears interest at a rate of 14.0%, based upon a year of 360 days and actual days elapsed. Prior to September 30, 2017, the Company may at its election pay the interest as follows: 11.5% per annum paid in cash and 2.5% per annum paid in-kind in the form of additional term loans, or PIK Loans. Payments under the loan are made on a quarterly basis with payment dates fixed at the end of each calendar quarter (“Payment Dates”). The notes are interest-only through the 14th Payment Date (March 31, 2016) following funding. Following the interest-only period principal payments are made in equal installments at the end of the six subsequent calendar quarters. The notes mature on the 20th Payment Date (September 30, 2017).  In connection with the loan, the Company paid a loan origination fee of 1% and issued warrants to purchase 167,611 shares of common stock at $0.41 per share. The initial fair value of the warrants was $496,000 and resulted in a discount to the notes payable, which is being accreted to interest income and other income (expense), net in the statements of comprehensive loss over the life of the loan. The notes had a prepayment premium of 5% of the aggregate outstanding principal, including PIK Loans, if the loan was prepaid prior to the end of the fourth Payment Date (September 30, 2013). The amount of the prepayment premium decreases by 1% during each subsequent 12-month period thereafter.

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

As of June 30, 2014, the Company was in compliance with all of the covenants.

Boston Scientific Corporation Note Payable

In March 2008, in conjunction with the acquisition of Boston Scientific Santa Rosa, or BSSR, the Company issued a promissory note in the amount of approximately $3.5 million to the prior owners of BSSR as part of the purchase consideration. The note bore an interest rate of 5.25% per annum and would have matured on March 28, 2018 per the original terms. The note (along with unpaid accrued interest) was repayable upon the earlier of (a) the date upon which initial public offering is consummated, or (b) the sale of the Company, including liquidation, dissolution or winding up. The Company repaid the note in full, including all accrued interest and the unamortized debt discount, subsequent to the closing of the IPO in April 2014.  Warrants to purchase up to 223,487 shares of common stock expired unexercised upon the IPO in April 2014.

10.	Stockholders’ Equity (Deficit)

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

Warrants

All of the Company’s warrants remained outstanding as of June 30, 2014, except the BSC common stock warrants that expired upon the IPO as discussed in Note 9. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock at the above conversion ratios in April 2014.

11.	Equity Incentive Plans

In April 2014, the Company adopted the ESPP. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual adjustments.  The first purchase period began on the IPO date and ends on October 31, 2014 when the shares will be purchased at a specified discount.  The Company recorded amounts that had been withheld from employees for that purchase of $226,000 in accrued liabilities and other at June 30, 2014.

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”).  A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual adjustments. The 2014 Plan provides for the granting of stock options and other equity awards to employees, directors and consultants of the Company. Options granted under the 2014 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees while NSOs may be granted to all eligible recipients.  At June 30, 2014, there were 721,050 shares of common stock subject to outstanding options under the 2014 Plan.

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the granting of stock options to employees, directors and consultants of the Company. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.  As of June 30, 2014, there were 1,471,373 shares of common stock subject to remaining outstanding options under the 2008 Plan.

Options under the 2014 and 2008 Plans have terms of up to ten years. The exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant; the exercise price for an NSO may not be less than 100% of the fair market value of the shares on the date of grant and the exercise price of an ISO or an NSO granted to a more than 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant. Options become exercisable as determined by the board of directors. Options expire as determined by the board of directors but not more than ten years after the date of grant.

12.	Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of the following amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Provision for income taxes	$77	$20	$100	$47
Effective tax rate	(0.53%)	(0.16%)	(0.34%)	(0.19%)

The Company’s ETR for the periods shown differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a full valuation allowance on its deferred tax assets.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If/when the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income, or decreasing net loss, in the period that such determination is made.

13.	Related Party Transactions

In February and March 2014, certain loans to executive officers were satisfied and extinguished. The April 2010 and September 2012 notes along with accrued interest were repaid in cash resulting in aggregate proceeds of $1,497,435 inclusive of accrued interest of $6,238. The January 2011 note was extinguished with the surrender of the underlying collateral shares to satisfy the loan. The difference between the carrying amount of the loan and the value of the collateral shares was recorded as a loss on extinguishment of the note and the underlying shares were kept in treasury until retired to authorized, unissued by resolution of the board of directors in April 2014.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, are discussed in a registration statement on Form S-1 and a related prospectus that we had filed in connection with our initial public offering completed on April 22, 2014, and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are on file with the SEC.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report, as well as our consolidated financial statements and related notes included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

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

In April 2014, we completed the IPO of our common stock, which resulted in the sale of 7,475,000 shares at a price of $12.00 per share. We received net proceeds from the IPO of approximately $81.1 million, after deducting underwriting discounts and commissions and offering expenses.

In May 2014, we initiated the launch of our CustomSeal™ short cure fill polymer in Europe, further enhancing the implant experience for physicians.

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

For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in a registration statement on Form S-1 and a related prospectus that we had filed in connection with our initial public offering completed on April 22, 2014, and our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are on file with the SEC.

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

We expect our gross margin to increase over the long term because we expect to increase our manufacturing efficiency and, as our production volume increases, we will spread our fixed manufacturing costs over a larger number of units, thereby significantly reducing our per-unit manufacturing costs. However, our gross margin may fluctuate from period to period depending on the interplay of all of these factors.

Sales, General and Administrative

Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to marketing our products to our customers and prospective customers, patent and legal fees, financial audit fees, insurance costs, recruiting fees, fees for other consulting services, and allocated facilities-related expenses. We expect to incur additional SG&A expenses in connection with our becoming a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the JOBS Act of 2012.

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

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At June 30, 2014, there was $40.0 million outstanding principal under the term loan, which accrued interest at a rate of 14.0% per annum. Additionally, we had a note payable to Boston Scientific Corporation, which accrued interest at a rate of 5.25% per annum and which was paid in full in April 2014. We also entered into a subordinated loan with Century in January 2014. At June 30, 2014, there was $6.0 million outstanding principal under that loan, which accrued interest at a rate of 5.0% per annum.

Interest Income and Other Income (Expense), Net and Income Tax Expense

Interest income and other income (expense), net primarily consists of changes in the fair value of then outstanding convertible preferred stock warrants.  Prior to our IPO, the convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other income (expense), net.  We continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and a final valuation was performed.  We recognize interest and, if applicable, penalties related to income tax matters in income tax expense.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Our critical accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies”, of our consolidated financial statements in this Form 10-Q, and in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post-delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 18.7% of our net accounts receivable and less than 5.0% of our sales for the quarter ended June 30, 2014.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $0.2 million and $0.0 million for the quarters ended June 30, 2014 and 2013, respectively, and $0.5 and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Revenue	$7,798	100.0%	$4,826	100.0%	$14,832	100.0%	$7,768	100.0%
Cost of goods sold	3,463	44.4%	3,158	65.4%	7,128	48.1%	5,146	66.2%
Gross profit	4,335	55.6%	1,668	34.6%	7,704	51.9%	2,622	33.8%
Gross margin	55.6%		34.6%		51.9%		33.8%

Operating expenses:
Sales, general and administrative	13,008	166.8%	9,695	200.9%	25,200	169.9%	17,200	221.4%
Research and development	4,066	52.1%	3,145	65.2%	7,872	53.1%	6,314	81.3%
Total operating expenses	17,074	219.0%	12,840	266.1%	33,072	223.0%	23,514	302.7%
Loss from operations	(12,739)	(163.4%)	(11,172)	(231.5%)	(25,368)	(171.0%)	(20,892)	(268.9%)
Other income (expense):
Interest expense	(2,454)	(31.5%)	(1,586)	(32.9%)	(4,143)	(27.9%)	(3,141)	(40.4%)
Interest income and other income (expense), net and income tax expense	621	8.0%	(75)	(1.6%)	516	3.5%	(83)	(1.1%)
Net loss	$(14,572)	(186.9%)	$(12,833)	(265.9%)	$(28,995)	(195.5%)	$(24,116)	(310.5%)

Comparison of the Three Months Ended June 30, 2014 and 2013 (all dollars in thousands)

Revenue

	Three Months Ended June 30,			Percent
	2014	2013	Variance	Change

Revenue	$7,798	$4,826	$2,972	61.6%

Revenue. Revenue for the three months ended June 30, 2014 and 2013 was $7.8 million and $4.8 million, respectively, an increase of 61.6%. For the three months ended June 30, 2014 and 2013, international revenue was $2.6 million and $2.3 million, respectively, and represented 33.6% and 46.7%, respectively, of our revenue in the respective periods. Our international revenue growth of $0.3 million was driven primarily by sales to new geographies. For the three months ended June 30, 2014, our distributor revenue represented 22.7% of our revenue, compared to 34.3% during the three months ended June 30, 2013. Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increased the size of our U.S. sales force resulting in increased adoption of our products.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended June 30,			Percent
	2014	2013	Variance	Change

Cost of goods sold	$3,463	$3,158	$305	9.7%
Gross profit	4,335	1,668	2,667	159.9%
Gross margin	55.6%	34.6%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended June 30, 2014 was $3.5 million, resulting in a gross profit of $4.3 million, compared to $3.2 million in cost of goods sold and gross profit of $1.7 million in the three months ended June 30, 2013. Our gross margin for the three months ended June 30, 2014 was 55.6%, compared to 34.6% for the three months ended June 30, 2013. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended June 30,			Percent
	2014	2013	Variance	Change

Sales, general and administrative	$13,008	$9,695	$3,313	34.2%
Research and development	4,066	3,145	921	29.3%

Sales, General and Administrative. Our SG&A expenses for the three months ended June 30, 2014 were $13.0 million, compared to $9.7 million for the three months ended June 30, 2013, an increase of 34.2%. The increase in SG&A expenses was primarily associated with our initiation of Ovation System sales in the U.S. in November 2012 and the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $1.9 million for the three months ended June 30, 2014 compared to the same period in 2013. Sales and marketing-related expenses, such as travel and tradeshows, increased by $0.9 million.  SG&A expenses also increased by $0.4 million due to increased costs associated with becoming a public company in April 2014.

Research and Development. Our R&D expenses for the three months ended June 30, 2014 were $4.1 million compared to $3.1 million for the three months ended June 30, 2013, an increase of 29.3%. The increase in R&D expenses for the three months ended June 30, 2014 consisted primarily of employee-related salary expenses of $0.3 million and $0.6 million in product development costs including clinical study costs.

Interest Expense

	Three Months Ended June 30,			Percent
	2014	2013	Variance	Change

Interest expense	$(2,454)	$(1,586)	$(868)	54.7%

Interest Expense. Our interest expense for the three months ended June 30, 2014 was $2.5 million, compared to $1.6 million for the three months ended June 30, 2013. The increase in interest expense was primarily attributable to the repayment of the BSC note upon completion of our IPO in April 2014, which included unamortized debt discount of $0.7 million, as well as the higher principal balance of the Capital Royalty term loan as a result of PIK notes and the addition of the subordinated loan agreement with Century in January 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013 (all dollars in thousands)

Revenue

	Six Months Ended June 30,			Percent
	2014	2013	Variance	Change

Revenue	$14,832	$7,768	$7,064	90.9%

Revenue. Revenue for the six months ended June 30, 2014 and 2013 was $14.8 million and $7.8 million, respectively, an increase of 90.9%. For the six months ended June 30, 2014 and 2013, international revenue was $5.1 million and $4.3 million, respectively, and represented 34.1% and 54.8%, respectively, of our revenue in the respective periods. Our international revenue growth of $0.8 million was driven primarily by sales to new geographies. For the six months ended June 30, 2014, our distributor revenue represented 23.7% of our revenue, compared to 39.8% during the six months ended June 30, 2013. Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increased the size of our U.S. sales force resulting in increased adoption of our products.

Cost of Goods Sold, Gross Profit and Gross Margin

	Six Months Ended June 30,			Percent
	2014	2013	Variance	Change

Cost of goods sold	$7,128	$5,146	$1,982	38.5%
Gross profit	7,704	2,622	5,082	193.8%
Gross margin	51.9%	33.8%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the six months ended June 30, 2014 was $7.1 million, resulting in a gross profit of $7.7 million, compared to $5.1 million in cost of goods sold and gross profit of $2.6 million in the six months ended June 30, 2013. Our gross margin for the six months ended June 30, 2014 was 51.9%, compared to 33.8% for the six months ended June 30, 2013. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Six Months Ended June 30,			Percent
	2014	2013	Variance	Change

Sales, general and administrative	$25,200	$17,200	$8,000	46.5%
Research and development	7,872	6,314	1,558	24.7%

Sales, General and Administrative. Our SG&A expenses for the six months ended June 30, 2014 were $25.2 million, compared to $17.2 million for the six months ended June 30, 2013, an increase of 46.5%. The increase in SG&A expenses was primarily associated with our initiation of Ovation System sales in the U.S. in November 2012 and the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $5.6 million for the six months ended June 30, 2014 compared to the same period in 2013. Sales and marketing-related expenses, such as travel and tradeshows, increased by $1.5 million.  SG&A expenses also increased by $0.7 million due to increased costs associated with becoming a public company in April 2014.

Research and Development. Our R&D expenses for the six months ended June 30, 2014 were $7.9 million compared to $6.3 million for the six months ended June 30, 2013, an increase of 24.7%. The increase in R&D expenses for the six months ended June 30, 2014 consisted primarily of employee-related salary expenses and product development costs including clinical study costs.

Interest Expense

	Six Months Ended June 30,			Percent
	2014	2013	Variance	Change

Interest expense	$(4,143)	$(3,141)	$(1,002)	31.9%

Interest Expense. Our interest expense for the six months ended June 30, 2014 was $4.1 million, compared to $3.1 million for the six months ended June 30, 2013. The increase in interest expense was primarily attributable to the repayment of the BSC note upon completion of our IPO in April 2014, which included unamortized debt discount of $0.7 million, as well as the higher principal balance of the Capital Royalty term loan as a result of PIK notes and the addition of the subordinated loan agreement with Century in January 2014.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our independent registered public accounting firm has expressed in its auditors’ report on our consolidated financial statements for the year ended December 31, 2013 a “going concern” opinion, meaning that we have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. In January 2014, we entered into a term loan agreement with Century for an aggregate amount of $6.0 million, $4.0 million of which we drew down in January 2014 and the remaining $2.0 million of which we drew down in March 2014. In April 2014, we completed our IPO of 7,475,000 shares of common stock, which included the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. We received net proceeds of approximately $81.1 million, after deducting underwriting discounts and commissions and offering expenses. At June 30, 2014, we had $95.7 million in cash and cash equivalents.

We believe that our available cash will be sufficient to satisfy our liquidity requirements for at least the next 18 months. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

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

The following presents a discussion of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Cash and cash equivalents at beginning of period	$38,108	$45,393
Net cash used in operating activities	(26,646)	(22,702)
Net cash used in investing activities	(67)	(191)
Net cash provided by financing activities	84,270	23
Effect of exchange rate on cash	(8)	4
Cash and cash equivalents at end of period	$95,657	$22,527

Operating activities. The increase in net cash used in operating activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily related to our increased expenditures, including higher employee headcount, employee-related expenses and working capital needs, as a result of our deeper commercial penetration in the United States.

Investing activities. Net cash used in investing activities in the six months ended June 30, 2014 and 2013 was related to the purchase of capital equipment.

Financing activities. The net cash provided by financing activities in the six months ended June 30, 2014 was primarily related to the execution and draw-down of our subordinated loan agreement with Century, proceeds from the issuance of common stock and payments for deferred offering costs related to our IPO.

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

Credit Risk

We had receivable balances from customers in Europe of approximately $2.4 million as of June 30, 2014 and $2.4 million as of December 31, 2013. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarter ended June 30, 2014 and 2013, approximately 22.7% and 28.9%, respectively, of our sales were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the recent and anticipated future growth of our U.S. business. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure.

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

(b) Changes in internal controls.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in Part II, Item IA, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 15, 2014.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

On April 22, 2014, we closed our IPO of 7,475,000 shares of common stock, including 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters, at a price to the public of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194466), which was declared effective by the SEC on April 15, 2014. The offering commenced on April 16, 2014, closed on April 22, 2014, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as managing underwriters. We raised approximately $81.1 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $6.3 million and other offering expenses of approximately $2.3 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. We estimate that, as of June 30, 2014, we have used approximately $21.8 million of the net proceeds from the offering to repay our promissory note to Boston Scientific Corporation, to expand our sales and marketing infrastructure, to fund additional research and development, and for working capital and other general corporate purposes. The remainder of the net proceeds from the offering has been invested in cash and cash equivalents.

Item 6.  EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on August 8, 2014.

TRIVASCULAR TECHNOLOGIES, INC.
By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1+

Amendment No. 1, dated June 30, 2014, to the Amended and Restated Employment Agreement by and between Christopher G. Chavez and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36419), filed on July 3, 2014)

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