Form 10-Q
period 2014-09-30
TriVascular Technologies, Inc.
filed 2014-11-12
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 20,368,893 shares of common stock, $0.01 par value per share, outstanding.

Part 1 Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value and share data)

	September 30,	December 31,
	2014	2013 [1]

Assets
Current assets
Cash and cash equivalents	$83,045	$38,108
Accounts receivable, net	4,897	4,741
Inventories, net	7,812	7,042
Prepaid expenses and other current assets	2,451	2,435
Total current assets	98,205	52,326
Property and equipment, net	1,325	1,505
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	695	1,428
Total assets	$109,666	$64,700

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,778	$1,678
Accrued liabilities and other	7,024	6,129
Total current liabilities	8,802	7,807
Notes payable	44,642	44,288
Other long term liabilities	3,753	1,413
Total liabilities	57,197	53,508
Commitments and contingencies (Note 8)
Convertible preferred stock	—	239,990
Stockholders’ equity (deficit)
Common stock, $0.01 par value -100,000,000 shares authorized, 20,015,001 and 580,458 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	200	6
Additional paid-in capital	333,764	9,551
Accumulated other comprehensive (loss) income	(92)	166
Accumulated deficit	(281,403)	(238,521)
Total stockholders’ equity (deficit)	52,469	(228,798)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$109,666	$64,700

[1]

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$7,878	$5,505	$22,710	$13,273
Cost of goods sold	3,372	3,590	10,500	8,736
Gross profit	4,506	1,915	12,210	4,537
Operating expenses:
Sales, general and administrative	12,566	9,857	37,766	27,057
Research and development	4,047	3,279	11,919	9,593
Total operating expenses	16,613	13,136	49,685	36,650
Loss from operations	(12,107)	(11,221)	(37,475)	(32,113)
Other income (expense):
Interest expense	(1,726)	(1,614)	(5,869)	(4,755)
Interest income and other income (expense), net	11	134	627	98
Loss before income tax expense	(13,822)	(12,701)	(42,717)	(36,770)
Provision for income tax	65	2	165	49
Net loss	$(13,887)	$(12,703)	$(42,882)	$(36,819)

Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(212)	105	(258)	66
Other comprehensive (loss) income	(212)	105	(258)	66
Comprehensive loss	$(14,099)	$(12,598)	$(43,140)	$(36,753)

Net loss per share, basic and diluted	$(0.69)	$(22.07)	$(3.41)	$(64.06)

Weighted average shares used to compute net loss per share, basic and diluted	20,012,889	575,549	12,592,067	574,782

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(42,882)	$(36,819)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	402	842
Amortization of debt issuance costs and debt discount	512	332
Provision for excess and obsolete inventory	821	735
Provision for bad debts	42	—
Changes in fair value of warrants	(633)	(116)
Amortization of intangibles acquired in business combination	-	35
Stock-based compensation expense	1,700	790
Non-cash interest expense on notes payable	1,559	897
Changes in assets and liabilities
Accounts receivable	(351)	(2,432)
Inventories	(1,591)	(158)
Prepaid expenses and other current assets	479	(437)
Accounts payable	97	705
Accrued liabilities and other	846	1,296
Net cash used in operating activities	(38,999)	(34,330)

Cash flows from investing activities
Purchase of property and equipment	(226)	(202)
Net cash used in investing activities	(226)	(202)

Cash flows from financing activities
Proceeds from initial public offering, net	81,305	—
Repayments of existing notes payable	(4,599)	—
Proceeds from notes payable	6,000	—
Proceeds from issuance of common stock	1,513	31
Net cash provided by financing activities	84,219	31

Effects of exchange rate changes on cash	(57)	(33)
Net increase (decrease) in cash and cash equivalents	44,937	(34,534)

Cash and cash equivalents
Beginning of period	38,108	45,393

End of period	$83,045	$10,859

Supplemental cash flow information
Interest paid on notes payable	3,801	3,516
Cash paid for income taxes	93	119
Significant non-cash transactions
Conversion of convertible preferred stock into common stock	239,990	—
Conversion of convertible preferred stock warrants into common stock warrants	648	—
Increase in deferred revenue related to distributor agreement	3,017	—
Unvested portion of early exercised stock options	901	—
Vesting of early exercised stock options	266	5

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

The interim financial data as of September 30, 2014, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2014	2013	2014	2013
United States (U.S.)	$5,361	$3,304	$15,139	$6,819
International	2,517	2,201	7,571	6,454
Total	$7,878	$5,505	$22,710	$13,273

The following table summarizes countries with revenues accounting for more than 10% of the total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Germany	< 10%	13%	< 10%	13%
Italy	< 10%	< 10%	< 10%	13%
U.S.	68%	60%	67%	51%

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

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company recorded an allowance of doubtful accounts of $42,000 and $0 at September 30, 2014 and December 31, 2013.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, were capitalized until the successful completion of the Company’s IPO. The deferred offering costs were offset against the IPO proceeds upon the closing of the offering in April 2014. There were $0 and $0.7 million of deferred offering costs capitalized as of September 30, 2014 and December 31, 2013, respectively, in other assets on the consolidated balance sheets.

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

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $104,000 and $0 reserve for such exchanges included in accrued liabilities and other in the consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s other comprehensive (loss) income consists of its net loss and changes in accumulated other comprehensive (loss) income, which represents foreign currency translation adjustments.

Currency Translation

The Euro is the functional currency of the Company’s wholly-owned subsidiaries in Italy and Germany and the Swiss Franc is the functional currency of the Company’s wholly-owned subsidiary in Switzerland. Accordingly, the assets and liabilities of these subsidiaries are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated using the average exchanges rates in effect when the transactions occur. Foreign currency translation adjustments are recorded within accumulated other comprehensive (loss) income, a separate component of stockholders’ equity (deficit), on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.

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

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratios):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Convertible preferred stock	—	9,071,203	4,436,005	9,071,203
Employee stock options	2,170,066	1,555,432	1,949,062	1,549,600
Convertible preferred stock warrants	—	192,472	82,164	192,472
Common stock warrants	395,863	426,878	404,000	426,878
Total	2,565,929	11,245,985	6,871,231	11,240,153

3.	Recent Accounting Pronouncements

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

4.	Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees for all periods presented, as well as stock-based compensation expense estimated for the discount applicable to projected ESPP purchase rights in the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of goods sold	$69	$14	$155	$47
Research and development	77	52	230	163
Sales, general and administrative	419	193	1,315	580
Total	$565	$259	$1,700	$790

5.	Fair Value Measurements

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

At September 30, 2014, the Company had no financial instruments measured at fair value on a recurring basis by level, as all such financial instruments were converted to additional paid-in capital upon the completion of the IPO in April 2014.

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

The table below presents the activity of Level 3 liabilities during the nine-months and year, respectively (in thousands):

	September 30,	December 31,
	2014	2013

Warrant liabilities balance at the beginning of the period	$1,280	$1,424
Change in fair value of warrant liabilities	(633)	(144)
Transfer of warrant liabilities to additional paid-in capital	(647)	—
Warrant liabilities balance at the end of the period	$—	$1,280

6.	Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Raw material	$3,323	$2,394
Work-in-process and sub-assemblies	3,791	1,951
Finished goods	698	2,697
Total	$7,812	$7,042

Property and equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Laboratory, machinery and equipment	$7,129	$7,024
Equipment and software	2,221	2,150
Leasehold improvements	5,657	5,657
Furniture and fixtures	317	317
	15,324	15,148
Less: Accumulated depreciation and amortization	(13,999)	(13,643)
Total	$1,325	$1,505

The Company recognized depreciation and amortization expense on property and equipment during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Depreciation and amortization expense	$129	$202	$402	$842

Goodwill and other intangible assets, net

The goodwill on the consolidated balance sheets was $8.3 million for all periods presented.

The gross carrying amount of the intangible assets on the accompanying consolidated balance sheets was $1.2 million for all periods presented. Amortization expense for the nine months ended September 30, 2013 was $35,000.  The assets were fully amortized in 2013.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	September 30,	December 31,
	2014	2013

Accrued compensation and related expenses	$5,532	$4,263
Other accrued expenses	1,492	1,866
Total	$7,024	$6,129

7.	Distribution Agreement

On January 1, 2014, the Company entered into a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to the anticipated distribution of the Company’s Ovation and Ovation Prime™ medical devices in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $6.0 million, with principal due in January 2019, under the agreement, subject to certain conditions. Under this facility, the Company received $4.0 million on January 10, 2014 and received the remaining $2.0 million on March 18, 2014 as the Company had achieved trailing 12-month revenues of $20 million and no material adverse event had occurred. The notes bear 5% annual interest which is payable quarterly in arrears through January 9, 2019, the maturity date when the entire principal balance becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned Ovation and Ovation Prime® product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the Ovation and Ovation Prime product lines.

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

Operating Leases

The Company’s headquarters’ facility lease expires on February 28, 2018. The Company also has small office leases in its subsidiary locations. Total lease expense for the periods indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Lease expense	$287	$276	$855	$817

The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2014.

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

The Company made interest payments of approximately $75,000 and $198,000 in the three and nine months ended September 30, 2014, respectively.   As of September 30, 2014, the Company was in compliance with all its covenants.

In November 2014, the Company entered into an amendment to this facility primarily to conform certain terms to those of the Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”) with Capital Royalty and its affiliate funds. See Note 14 “Subsequent Events.”

Capital Royalty Term Loan

On October 12, 2012, the Company executed a Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate Parallel Investment Opportunities Partners II L.P. (collectively “Capital Royalty”) for up to a $50 million term loan to be used to pay off the Company’s then existing senior notes held by a previous lender and to fund operations. The first tranche of $40 million was drawn prior to March 31, 2013, and an additional amount up to $10 million could have been available upon achievement of a revenue-based milestone, if notice of that achievement was issued by May 31, 2014. While the Company timely achieved the revenue-based milestone, it elected not to draw down additional funds.  No further drawdowns were available as of September 30, 2014 under this agreement (see note 14). The loan bears interest at a rate of 14.0%, based upon a year of 360 days and actual days elapsed. Prior to September 30, 2017, the Company may at its election pay the interest as follows: 11.5% per annum paid in cash and 2.5% per annum paid in-kind in the form of additional term loans, or PIK Loans. Payments under the loan are made on a quarterly basis with payment dates fixed at the end of each calendar quarter (“Payment Dates”). The notes are interest-only through the 14th Payment Date (March 31, 2016) following funding. Following the interest-only period principal payments are made in equal installments at the end of the six subsequent calendar quarters. The notes mature on the 20th Payment Date (September 30, 2017).  In connection with the loan, the Company paid a loan origination fee of 1% and issued warrants to purchase 167,611 shares of common stock at $0.41 per share. The initial fair value of the warrants was $496,000 and resulted in a discount to the notes payable, which is being accreted to interest income and other income (expense), net in the statements of comprehensive loss over the life of the loan. The notes had a prepayment premium of 5% of the aggregate outstanding principal, including PIK Loans, if the loan was prepaid prior to the end of the fourth Payment Date (September 30, 2013). The amount of the prepayment premium decreases by 1% during each subsequent 12-month period thereafter.

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

As of September 30, 2014, the Company was in compliance with all of the covenants.

In November 2014, the Company entered into an Amended and Restated Term Loan Agreement with Capital Royalty and its affiliate funds.  See Note 14 “Subsequent Events.”

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

Warrants

The Company had issued warrants to purchase 395,863 shares of common stock as of September 30, 2014. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock at the above conversion ratios in April 2014.

11.	Equity Incentive Plans

In April 2014, the Company adopted the ESPP. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual adjustments.  The first purchase period began on the IPO date and ended on October 31, 2014 when the shares were purchased at a specified discount.  The Company recorded amounts that had been withheld from employees for that purchase of $720,000 in accrued liabilities and other at September 30, 2014.

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”).  A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual adjustments. The 2014 Plan provides for the granting of stock options and other equity awards to employees, directors and consultants of the Company. Options granted under the 2014 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees while NSOs may be granted to all eligible recipients.  At September 30, 2014, there were 717,130 shares of common stock subject to outstanding options under the 2014 Plan.

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the granting of stock options to employees, directors and consultants of the Company. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.  As of September 30, 2014, there were 1,430,578 shares of common stock subject to remaining outstanding options under the 2008 Plan.

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

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of the following amounts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Provision for income taxes	$65	$2	$165	$49
Effective tax rate	(0.47%)	(0.02%)	(0.38%)	(0.13%)

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

On November 4, 2014, the Company entered into the Amended and Restated Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate funds (collectively, “CRG”) amending the original term loan agreement under which the Company previously borrowed $40 million in October 2012 (the “Original Term Loan Agreement”).  In connection with this amendment, the Company will increase borrowings under the facility by $10 million upon closing of the transaction scheduled to take place on November 21, 2014, subject to customary closing conditions.  Additionally, subject to the achievement of certain revenue milestones, the Company will have an option to access up to an additional $15 million on or before December 31, 2015.

The Amended and Restated Term Loan Agreement primarily amends the terms of the Original Term Loan Agreement to increase the borrowing amount, reduce the applicable interest rate from 14.0% to 12.5%, extend the interest only payment period through September 30, 2018 and extend the final maturity date to June 30, 2020.   Interest is payable, at the Company’s option, (i) in cash at a rate of 12.5% per annum or (ii) 9.0% of the 12.5% per annum in cash and 3.5% of the 12.5% per annum being added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period. Thereafter, in addition to interest accrued during the period, the quarterly payments shall include an amount equal to the outstanding principal at September 30, 2018 divided by the remaining number of quarters prior to the end of the term of the loan which is June 30, 2020. The Amended and Restated Term Loan Agreement provides for prepayment fees of 4% of the outstanding balance of the loan if the loan is repaid prior to September 30, 2015. The prepayment fee is reduced by 1% per year for each subsequent year.

Certain affirmative and negative covenants were also amended to provide the Company with additional flexibility. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2015, $45.0 million in 2016, $60.0 million in 2017, $75.0 million in 2018 and $90.0 million thereafter.

On November 4, 2014, the Company also entered into a First Amendment to Loan Agreement with Century primarily to conform certain terms of the existing term loan agreement between the Company and Century to those of the Amended and Restated Term Loan Agreement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in a registration statement on Form S-1 and a related prospectus that we had filed in connection with our initial public offering completed on April 22, 2014, and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are on file with the SEC.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report, as well as our consolidated financial statements and related notes included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

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

In May 2014, we initiated the launch of our CustomSeal™ short cure fill polymer in Europe, further enhancing the implant experience for physicians.  Subsequently, in October 2014, we received FDA approval of CustomSeal polymer for use in the U.S.

In September 2014, we announced our three-year follow-up data on primary safety and performance metrics from the Ovation Pivotal Trial.  The data showed 100% freedom from aneurysm rupture, 100% freedom from conversion to open surgical repair, 100% freedom from Type I & III endoleaks, and 100% freedom from device migration. Subset analysis of the results of patients with aortic neck lengths less than 10mm, as well as patients who presented with tourtuous aortic neck anatomy, showed 100% freedom from: Type I and III endoleaks; rupture; migration; and conversion to surgical repair.

Also in September 2014, we initiated a voluntary Field Safety Corrective Action (“FSCA”) for 29mm aortic body stent grafts manufactured during a specific time period in 2014.  The FSCA affected less than 30 devices sold to international distributors, all of which have been returned to us.

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

For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in a registration statement on Form S-1 and a related prospectus that we had filed in connection with our initial public offering completed on April 22, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are on file with the SEC.

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

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At September 30, 2014, there was $40.0 million outstanding principal under the term loan, which accrued interest at a rate of 14.0% per annum.  There was also $6.0 million outstanding principal under our subordinated loan with Century which we drew in the first quarter of 2014, which accrued interest at a rate of 5.0% per annum.

Interest Income and Other Income (Expense), Net and Income Tax Expense

Interest income and other income (expense), net primarily consists of changes in the fair value of then outstanding convertible preferred stock warrants.  Prior to our IPO, the convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other income (expense), net.  We continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and a final valuation was performed.  We recognize interest and, if applicable, penalties related to income tax matters in income tax expense.  We recognize our income tax expense using the effective tax method (“ETR”) as discussed in Note 12, “Income Tax Expense,” of our consolidated financial statements included in this Form 10-Q.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Our critical accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies”, of our consolidated financial statements in this Form 10-Q, and in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post-delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 22.3% of our net accounts receivable and less than 5.0% of our sales for the quarter ended September 30, 2014.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $0.4 million and $0.1 million for the quarters ended September 30, 2014 and 2013, respectively, and $0.8 and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Our industry is characterized by ongoing product innovation that could result in an increase in the amount of obsolete inventory quantities on hand. For example, as we introduce new products or next generation products, we may be required to take charges for excess and obsolete inventory that could have a significant impact on the value of our inventory or our operating results.

For discussion of our other accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” of our consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Revenue	$7,878	100.0%	$5,505	100.0%	$22,710	100.0%	$13,273	100.0%
Cost of goods sold	3,372	42.8%	3,590	65.2%	10,500	46.2%	8,736	65.8%
Gross profit	4,506	57.2%	1,915	34.8%	12,210	53.8%	4,537	34.2%
Gross margin	57.2%		34.8%		53.8%		34.2%

Operating expenses:
Sales, general and administrative	12,566	159.5%	9,857	179.1%	37,766	166.3%	27,057	203.8%
Research and development	4,047	51.4%	3,279	59.6%	11,919	52.5%	9,593	72.3%
Total operating expenses	16,613	210.9%	13,136	238.6%	49,685	218.8%	36,650	276.1%
Loss from operations	(12,107)	(153.7%)	(11,221)	(203.8%)	(37,475)	(165.0%)	(32,113)	(241.9%)
Other income (expense):
Interest expense	(1,726)	(21.9%)	(1,614)	(29.3%)	(5,869)	(25.8%)	(4,755)	(35.8%)
Interest income and other income (expense), net and income tax expense	(54)	(0.7%)	132	2.4%	462	2.0%	49	0.4%
Net loss	$(13,887)	(176.3%)	$(12,703)	(230.8%)	$(42,882)	(188.8%)	$(36,819)	(277.4%)

Comparison of the Three Months Ended September 30, 2014 and 2013 (all dollars in thousands)

Revenue

	Three Months Ended September 30,			Percent
	2014	2013	Variance	Change

Revenue	$7,878	$5,505	$2,373	43.1%

Revenue. Revenue for the three months ended September 30, 2014 and 2013 was $7.9 million and $5.5 million, respectively, an increase of 43.1%. The increase in revenue was primarily related to the growth of our U.S. business. For the three months ended September 30, 2014 and 2013, our U.S. revenue was $5.4 million and $3.3 million, respectively, and represented 68.1% and 60.0%, respectively, of our revenue in the respective periods.   Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increase the size of our U.S. sales force resulting in increased adoption of our products.  For the three months ended September 30, 2014 and 2013, international revenue was $2.5 million and $2.2 million, respectively. For the three months ended September 30, 2014, our distributor revenue represented 21.6% of our revenue, compared to 24.0% during the three months ended September 30, 2013.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended September 30,			Percent
	2014	2013	Variance	Change

Cost of goods sold	$3,372	$3,590	$(218)	(6.1%)
Gross profit	4,506	1,915	2,591	135.3%
Gross margin	57.2%	34.8%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended September 30, 2014 was $3.4 million, resulting in a gross profit of $4.5 million, compared to $3.6 million in cost of goods sold and gross profit of $1.9 million in the three months ended September 30, 2013. Our gross margin for the three months ended September 30, 2014 was 57.2%, compared to 34.8% for the three months ended September 30, 2013. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended September 30,			Percent
	2014	2013	Variance	Change

Sales, general and administrative	$12,566	$9,857	$2,709	27.5%
Research and development	4,047	3,279	768	23.4%

Sales, General and Administrative. Our SG&A expenses for the three months ended September 30, 2014 were $12.6 million, compared to $9.9 million for the three months ended September 30, 2013, an increase of 27.5%. The increase in SG&A expenses was primarily associated with the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $0.8 million for the three months ended September 30, 2014 compared to the same period in 2013. Sales and marketing-related expenses, such as travel and tradeshows, increased by $0.5 million.  SG&A expenses also increased by $0.6 million due to increased costs associated with becoming a public company in April 2014, inclusive of increased audit, legal and insurance costs.

Research and Development. Our R&D expenses for the three months ended September 30, 2014 were $4.0 million compared to $3.3 million for the three months ended September 30, 2013, an increase of 23.4%. The increase in R&D expenses for the three months ended September 30, 2014 consisted primarily of employee-related salary expenses of $0.4 million and $0.3 million in product development costs including clinical study costs.

Interest Expense

	Three Months Ended September 30,			Percent
	2014	2013	Variance	Change

Interest expense	$(1,726)	$(1,614)	$(112)	6.9%

Interest Expense. Our interest expense for the three months ended September 30, 2014 was $1.7 million, compared to $1.6 million for the three months ended September 30, 2013. The increase in interest expense was primarily attributable to the higher principal balance of the Capital Royalty term loan as a result of PIK notes and the addition of the subordinated loan agreement with Century in the first quarter of 2014, net of the reduction in interest expense due to having paid off the BSC note upon completion of our IPO in April 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013 (all dollars in thousands)

Revenue

	Nine Months Ended September 30,			Percent
	2014	2013	Variance	Change

Revenue	$22,710	$13,273	$9,437	71.1%

Revenue. Revenue for the nine months ended September 30, 2014 and 2013 was $22.7 million and $13.3 million, respectively, an increase of 71.1%. The increase in revenue was primarily related to the growth of our U.S. business. For the nine months ended September 30, 2014, our U.S. revenue was $15.1 million and $6.8 million, respectively, and represented 66.7% and 51.4%, respectively, of our revenue in the respective periods.  Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increased the size of our U.S. sales force resulting in increased adoption of our products. For the nine months ended September 30, 2014 and 2013, international revenue was $7.6 million and $6.5 million, respectively.  For the nine months ended September 30, 2014, our distributor revenue represented 23.0% of our revenue, compared to 33.3% during the nine months ended September 30, 2013.

Cost of Goods Sold, Gross Profit and Gross Margin

	Nine Months Ended September 30,			Percent
	2014	2013	Variance	Change

Cost of goods sold	$10,500	$8,736	$1,764	20.2%
Gross profit	12,210	4,537	7,673	169.1%
Gross margin	53.8%	34.2%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the nine months ended September 30, 2014 was $10.5 million, resulting in a gross profit of $12.2 million, compared to $8.7 million in cost of goods sold and gross profit of $4.5 million in the nine months ended September 30, 2013. Our gross margin for the nine months ended September 30, 2014 was 53.8%, compared to 34.2% for the nine months ended September 30, 2013. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Nine Months Ended September 30,			Percent
	2014	2013	Variance	Change

Sales, general and administrative	$37,766	$27,057	$10,709	39.6%
Research and development	11,919	9,593	2,326	24.2%

Sales, General and Administrative. Our SG&A expenses for the nine months ended September 30, 2014 were $37.8 million, compared to $27.1 million for the nine months ended September 30, 2013, an increase of 39.6%. The increase in SG&A expenses was primarily associated with the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $6.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. Sales and marketing-related expenses, such as travel and tradeshows, increased by $2.1 million.  SG&A expenses also increased by $1.3 million due to increased costs associated with becoming a public company in April 2014, inclusive of audit, legal and insurance costs.

Research and Development. Our R&D expenses for the nine months ended September 30, 2014 were $11.9 million compared to $9.6 million for the nine months ended September 30, 2013, an increase of 24.2%. The increase in R&D expenses for the nine months ended September 30, 2014 consisted primarily of employee-related salary expenses and product development costs including clinical study costs.

Interest Expense

	Nine Months Ended September 30,			Percent
	2014	2013	Variance	Change

Interest expense	$(5,869)	$(4,755)	$(1,114)	23.4%

Interest Expense. Our interest expense for the nine months ended September 30, 2014 was $5.9 million, compared to $4.8 million for the nine months ended September 30, 2013. The increase in interest expense was primarily attributable to the repayment of the BSC note upon completion of our IPO in April 2014, which included unamortized debt discount of $0.7 million, as well as the higher principal balance of the Capital Royalty term loan as a result of PIK notes and the addition of the subordinated loan agreement with Century in January 2014.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our independent registered public accounting firm has expressed in its auditors’ report on our consolidated financial statements for the year ended December 31, 2013 a “going concern” opinion, meaning that we have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. In January 2014, we entered into a term loan agreement with Century for an aggregate amount of $6.0 million, $4.0 million of which we drew down in January 2014 and the remaining $2.0 million of which we drew down in March 2014. In April 2014, we completed our IPO of 7,475,000 shares of common stock, which included the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. We received net proceeds of approximately $81.1 million, after deducting underwriting discounts and commissions and offering expenses. At September 30, 2014, we had $83.0 million in cash and cash equivalents.

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

The following presents a discussion of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013

Cash and cash equivalents at beginning of period	$38,108	$45,393
Net cash used in operating activities	(38,999)	(34,330)
Net cash used in investing activities	(226)	(202)
Net cash provided by financing activities	84,219	31
Effect of exchange rate on cash	(57)	(33)
Cash and cash equivalents at end of period	$83,045	$10,859

Operating activities. The increase in net cash used in operating activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to our increased expenditures, including higher employee headcount, employee-related expenses and working capital needs, as a result of our deeper commercial penetration in the United States.

Investing activities. Net cash used in investing activities in the nine months ended September 30, 2014 and 2013 was related to the purchase of capital equipment.

Financing activities. The net cash provided by financing activities in the nine months ended September 30, 2014 was primarily related to the execution and draw-down of our subordinated loan agreement with Century, proceeds from the issuance of common stock and net proceeds received from our IPO.

Indebtedness

For discussion of our indebtedness, refer to Note 9, “Notes Payable,” of our consolidated financial statements included in this Form 10-Q.

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

Credit Risk

We had receivable balances from customers in Europe of approximately $2.2 million as of September 30, 2014 and $2.4 million as of December 31, 2013. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarter ended September 30, 2014 and 2013, approximately 19.3% and 30.1%, respectively, of our sales were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the recent and anticipated future growth of our U.S. business. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure.

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

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. We estimate that, as of September 30, 2014, we have used approximately $42.9 million of the net proceeds from the offering to repay our promissory note to Boston Scientific Corporation, to expand our sales and marketing infrastructure, to fund additional research and development, and for working capital and other general corporate purposes. The remainder of the net proceeds from the offering has been invested in cash and cash equivalents.

Item 6.  EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on November 11, 2014.

TRIVASCULAR TECHNOLOGIES, INC.
By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1

Amended and Restated Term Loan Agreement, by and among TriVascular Technologies, Inc., TriVascular, Inc., TriVascular Sales LLC and Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P., dated November 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36419), filed on November 10, 2014).

10.2

First Amendment to Loan Agreement, by and among  TriVascular Technologies, Inc., TriVascular, Inc., TriVascular

Sales LLC and Century Medical, Inc., dated November 4, 2014 (Incorporated by reference to Exhibit 10.2 to the

Company’s Current Report on Form 8-K (File No. 001-36419), filed on November 10, 2014).

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.