Form 10-Q
period 2015-03-31
TriVascular Technologies, Inc.
filed 2015-05-06
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 20,502,564 shares of common stock, $0.01 par value per share, outstanding.

Part 1 Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2015	2014 [1]

Assets
Current assets
Cash and cash equivalents	$20,121	$32,896
Short-term investments	46,087	46,084
Accounts receivable, net	6,149	6,565
Inventories, net	9,037	8,570
Prepaid expenses and other current assets	2,151	2,932
Total current assets	83,545	97,047
Property and equipment, net	1,174	1,248
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	774	797
Total assets	$94,934	$108,533

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,695	$1,862
Accrued liabilities and other	6,803	8,465
Total current liabilities	10,498	10,327
Notes payable	55,601	55,004
Other long term liabilities	3,505	3,629
Total liabilities	69,604	68,960
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 20,225 and 20,168 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	202	202
Additional paid-in capital	336,983	335,445
Accumulated other comprehensive loss	(324)	(180)
Accumulated deficit	(311,531)	(295,894)
Total stockholders’ equity	25,330	39,573
Total liabilities and stockholders' equity	$94,934	$108,533

[1]

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$8,025	$7,034
Cost of goods sold	3,360	3,665
Gross profit	4,665	3,369
Operating expenses:
Sales, general and administrative	14,167	12,192
Research and development	4,045	3,806
Total operating expenses	18,212	15,998
Loss from operations	(13,547)	(12,629)
Other expense:
Interest expense	(1,874)	(1,689)
Interest income and other expense, net	(149)	(82)
Loss before income tax expense	(15,570)	(14,400)
Provision for income tax	67	23
Net loss	$(15,637)	$(14,423)

Other comprehensive loss:
Change in foreign currency translation adjustment	(154)	(20)
Change in unrealized gain on short-term investments	10	—
Other comprehensive loss	(144)	(20)
Comprehensive loss	$(15,781)	$(14,443)

Net loss per share, basic and diluted	$(0.77)	$(21.77)

Weighted average shares used to compute net loss per share, basic and diluted	20,198	663

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(15,637)	$(14,423)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	122	141
Amortization of premium on short-term investments	90	—
Amortization of debt issuance costs and debt discount	162	154
Provision for excess and obsolete inventory	142	298
Changes in fair value of warrants	—	70
Stock-based compensation expense	1,047	462
Non-cash interest expense on notes payable	458	303
Changes in assets and liabilities
Accounts receivable	276	(807)
Inventories	(608)	(331)
Prepaid expenses and other current assets	767	1,146
Accounts payable	1,833	417
Accrued liabilities and other	(1,302)	(771)
Net cash used in operating activities	(12,650)	(13,341)

Cash flows from investing activities
Purchase of short-term investments	(6,863)	—
Proceeds from maturity of short-term investments	6,780	—
Purchase of property and equipment	(51)	(10)
Net cash used in investing activities	(134)	(10)

Cash flows from financing activities
Proceeds from notes payable	—	6,000
Payments for deferred offering costs	—	(814)
Proceeds from issuance of common stock	56	1,456
Net cash provided by financing activities	56	6,642

Effects of exchange rate changes on cash	(47)	10
Net decrease in cash and cash equivalents	(12,775)	(6,699)

Cash and cash equivalents
Beginning of period	32,896	38,108

End of period	$20,121	$31,409

Supplemental cash flow information
Interest paid on notes payable	1,254	1,233
Cash paid for income taxes	25	28
Significant non-cash transactions
Increase in deferred revenue related to distributor agreement	—	3,017
Unpaid deferred offering costs	—	249
Unvested portion of early exercised stock options	—	901
Vesting of early exercised stock options	113	38
Change in unrealized gain on short-term investments	10	—

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

The interim financial data as of March 31, 2015, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2015. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 9, 2015.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States (U.S.)	$5,519	$4,602
International	2,506	2,432
Total	$8,025	$7,034

The following table summarizes countries with revenues accounting for more than 10% of the total:

	Three Months Ended
	March 31,
	2015	2014
U.S.	69%	65%

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities at the date of purchase of three months or less and can be exchanged for a known amount of cash.

Investments

At March 31, 2015, the Company’s investments consisted of investments, with maturities of longer than 90 days but less than a year based on expected maturity dates. They are classified as available for sale as the Company can liquidate their securities as needed, and changes in fair value between accounting periods are included in accumulated other comprehensive loss on the consolidated balance sheet until the securities are sold. Discounts or premiums are amortized to interest income and other expense, net using the interest method.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company recorded an allowance of doubtful accounts of $72,000 at March 31, 2015 and December 31, 2014.

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

Convertible Preferred Stock Warrant Liability

Freestanding warrants related to convertible preferred stock shares that are contingently redeemable were classified as a liability on the Company’s accompanying consolidated balance sheet at December 31, 2013. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other expense, net. The Company continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.  See Note 5.

Revenue

The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	the sales price is fixed or determinable;
•	collection of the relevant receivable is probable at the time of sale; and
•	delivery has occurred or services have been rendered.

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $0.1 million reserve for such exchanges included in accrued liabilities and other on the consolidated balance sheets at March 31, 2015 and December 31, 2014.

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

Other Comprehensive Loss

Other comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s other comprehensive loss consists of its net loss and changes in accumulated other comprehensive loss, which represents unrealized gains on investments and foreign currency translation adjustments.

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

Cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities in the consolidated statements of cash flows; however there were no cash flow impacts from excess tax benefits during the three months ended March 31, 2015 or 2014.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for potential common shares. Prior to April 22, 2014, the Company had convertible preferred stock, all of which converted into common stock at the closing of the IPO.  Because the holders of the Company’s convertible preferred stock and its restricted common shares were entitled to participate in dividends and earnings of the Company when dividends are paid on common stock, the Company would have applied the two-class method in calculating its earnings per share for periods when the Company generates net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Because the convertible preferred stock and restricted common stock were not contractually obligated to share in the Company’s losses, no such allocation was made for any period presented given the Company’s net losses. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive potential common shares outstanding for the period determined using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of convertible preferred stock, convertible preferred stock and common stock warrants, shares purchased with nonrecourse loans and options outstanding under the Company’s equity incentive plans. Purchase rights granted pursuant to the Company’s ESPP are excluded from the basic net loss per share calculation because the employee’s participation in the ESPP is revocable, and such rights will not be included until the shares subject to the purchase rights are purchased by the employee.  For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratios):

	Three Months Ended
	March 31,
	2015	2014

Convertible preferred stock	—	11,601,860
Employee stock options	2,373,530	1,507,055
RSUs	675,390	—
Convertible preferred stock warrants	—	192,472
Common stock warrants	395,863	426,878
Total	3,444,783	13,728,265

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company in the first quarter of 2017. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03. ASU 2015-03 simplifies presentation of debt issuance costs, by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The actual recognition and measurement guidance for debt issuance costs are not affected by this guidance.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

4.	Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to all stock-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cost of goods sold	$82	$21
Research and development	131	62
Sales, general and administrative	834	379
Total	$1,047	$462

5.	Fair Value Measurements

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2015 by level within the fair value hierarchy (in thousands):

	Assets or Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents (1)	$—	$12,835	$—	$12,835
Corporate debt securities	—	29,041	—	29,041
U.S. Treasury securities	—	4,954	—	4,954
Asset-backed securities	—	12,092	—	12,092
Total	$—	$58,922	$—	$58,922

(1)	Cash equivalents included money market funds and corporate debt securities with a maturity of three months or less from the date of purchase.

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

The fair value of the Company’s Series C and D convertible preferred stock warrant liabilities was based on Level 3 inputs. The Company valued the Series C convertible preferred stock warrant liabilities and the Series D convertible preferred stock warrant liabilities using the Black-Scholes model as well as the residual value approach until they converted to warrants to purchase common stock in connection with the IPO.

The table below presents the activity of Level 3 liabilities during the year ended December 31, 2014, (in thousands):

December 31,
2014

Warrant liabilities balance at the beginning of the period	$1,280
Change in fair value of warrant liabilities	(633)
Transfer of warrant liabilities to additional paid-in capital	(647)
Warrant liabilities balance at the end of the period	$—

6.	Balance Sheet Components

Short-term Investments

Short-term investments consisted of the following estimated fair value at March 31, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At March 31, 2015	Cost	Gains	Losses	Value

Corporate debt securities	$29,040	$1	$—	$29,041
U.S. Treasury securities	4,954	—	—	4,954
Asset-backed securities	12,093	—	(1)	12,092
Total	$46,087	$1	$(1)	$46,087

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At December 31, 2014	Cost	Gains	Losses	Value

Corporate debt securities	$31,333	$—	$(3)	$31,330
U.S. Treasury securities	4,956	—	(3)	4,953
Asset-backed securities	9,805	—	(4)	9,801
Total	$46,094	$—	$(10)	$46,084

All investments have a maturity of less than one year.  Management reviewed the short-term investments as of the end of the periods presented and concluded that there are no securities with other than temporary impairments in its investment portfolio.  The Company will not likely be required to sell the investments before recovery of their amortized cost basis at the expected maturity.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Raw material	$3,554	$3,731
Work-in-process and sub-assemblies	2,179	2,422
Finished goods	3,304	2,417
Total	$9,037	$8,570

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Laboratory, machinery and equipment	$7,174	$7,129
Equipment and software	2,259	2,261
Leasehold improvements	5,657	5,657
Furniture and fixtures	325	321
	15,415	15,368
Less: Accumulated depreciation and amortization	(14,241)	(14,120)
Total	$1,174	$1,248

The Company recognized depreciation and amortization expense on property and equipment during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Depreciation and amortization expense	$121	$141

Goodwill and other intangible assets, net

The goodwill and the indefinite-lived intangible assets on the consolidated balance sheets was $8.3 million and $1.2 million, respectively, for all periods presented.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	March 31,	December 31,
	2015	2014

Accrued compensation and related expenses	$4,562	$6,639
Other accrued expenses	2,241	1,826
Total	$6,803	$8,465

7.	Distribution Agreement

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

	Three Months Ended
	March 31,
	2015	2014

Lease expense	$288	$281

The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2015.

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

The Company made interest payments of approximately $75,000 and $48,000 in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company was in compliance with all its covenants.

On November 4, 2014, the Company entered into a First Amendment to Loan Agreement with Century primarily to conform certain terms of the existing term loan agreement between the Company and Century to those of the Amended and Restated Term Loan Agreement with Capital Royalty.

Capital Royalty Term Loan

On October 12, 2012, the Company executed a Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate Parallel Investment Opportunities Partners II L.P. (collectively “Capital Royalty”) for up to a $50 million term loan to be used to pay off the Company’s then existing senior notes held by a previous lender and to fund operations. The loan could be drawn in two tranches.  The first tranche of $40 million was drawn in October 2012, and an additional amount up to $10 million could have been available upon achievement of a revenue-based milestone, if notice of that achievement was issued by May 31, 2014. While the Company timely achieved the revenue-based milestone, it elected not to draw down additional funds.  The loan bore interest at a rate of 14.0%, based upon a year of 360 days and actual days elapsed. Prior to September 30, 2017, the Company could, at its election pay the interest as follows: 11.5% per annum paid in cash and 2.5% per annum paid in-kind in the form of additional term loans, or PIK Loans. Payments under the loan were made on a quarterly basis with payment dates fixed at the end of each calendar quarter (“Payment Dates”). The notes were interest-only through the 14th Payment Date (March 31, 2016) following funding. Following the interest-only period principal payments were to be made in equal installments at the end of the six subsequent calendar quarters. The notes matured on the 20th Payment Date (September 30, 2017).  In connection with the loan, the Company paid a loan origination fee of 1% and issued warrants to purchase 167,611 shares of common stock at $0.41 per share. The initial fair value of the warrants was $496,000 and resulted in a discount to the notes payable, which is being accreted to interest income and other income (expense), net in the statements of comprehensive loss over the life of the loan.

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

As of March 31, 2015, the Company was in compliance with all of the covenants.

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

As of March 31, 2015, the Company has reserved sufficient shares of common stock for exercise of the warrants, stock options and other equity incentive awards, and issuance of shares under the ESPP.

Warrants

The Company had warrants to purchase 395,863 shares of its common stock outstanding as of March 31, 2015. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock in April 2014.

11.	Equity Incentive Plans

In April 2014, the Company adopted the ESPP. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual adjustments. After such annual increase on January 1, 2015, there were 621,601 shares of common stock reserved for issuance under the ESPP.  The initial offering under the ESPP commenced on the IPO date and has a duration of approximately 24 months, consisting of four approximately six-month purchase periods. The first purchase period ended on October 31, 2014 when 82,226 shares were purchased at a specified discount.  The Company recorded amounts that had been withheld from employees for that purchase of $659,000 in accrued liabilities and other at March 31, 2015 for the second purchase period, which will end on April 30, 2015.

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”).  A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual adjustments.   After such annual increase on January 1, 2015, there were 3,565,307 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan provides for the granting of stock options, RSUs and other equity awards to employees, directors and consultants of the Company. Options granted under the 2014 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees while NSOs may be granted to all eligible recipients. At March 31, 2015, there were 1,002,710 shares of common stock subject to outstanding options under the 2014 Plan.

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the granting of stock options to employees, directors and consultants of the Company. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.  At March 31, 2015, there were 1,370,820 shares of common stock subject to remaining outstanding options under the 2008 Plan.

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

Restricted Stock Units

Following its IPO, the Company began granting other equity incentive awards, such as RSUs, to its employees and service providers. RSUs are awards that cover a number of shares of the Company’s common stock that may be settled upon vesting by the issuance of the underlying shares. These awards are subject to forfeiture prior to settlement because of termination of employment, and may contain settlement deferral features. The Company expects that RSUs it will utilize for its executives and employees, generally, will vest as to 25% on a specified date within the calendar quarter nearest to the first anniversary of the vesting commencement date and as to additional 25% on the second, third and fourth such anniversaries. The Company expects that RSUs it will utilize for its U.S. sales force, generally, will vest as to 50% on a specified date within the calendar quarter nearest to the second anniversary of the vesting commencement date, as to 25% on the third such anniversary and as to the remaining 25% on the fourth such anniversary. As of March 31, 2015, there were 713,893 RSUs outstanding.  Of these, 38,503 RSUs were included in the basic EPS at March 31, 2015 on the Consolidated Statements of Comprehensive Loss as they were fully vested, but not considered issued and outstanding as they are subject to a settlement deferral feature upon termination of employment or a change in control.

12.	Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of the following amounts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Provision for income taxes	$67	$23
Effective tax rate	(0.43%)	(0.16%)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report, as well as our consolidated financial statements and related notes included in the above mentioned Form 10-K.

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

We received CE Mark clearance in August 2010 and began commercial sales of our Ovation System in Europe in September 2010. In October 2012, we received approval from the U.S. Food and Drug Administration for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012. We sell our products through our direct U.S., Canadian and European sales forces and through third-party distributors in Europe and in other parts of the world.

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

For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

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

We derive revenue from sales of our Ovation System and related components and accessories to two types of customers: hospitals and distributors. We recognize revenue from sales to hospitals when we are notified that the product has been used or implanted and we have received a valid purchase order. Product sales to hospitals are billed to and paid by the hospitals as part of their normal payment processes, with payment received by us in the form of an electronic transfer, check or credit card. We recognize revenue from our distributors at the time the product is shipped to the distributor. Product sales to distributors are billed to and paid by the distributors as part of their normal payment processes, with payment received by us in the form of an electronic transfer. Our average sales prices are significantly higher in the United States than they are internationally. Our revenue from international sales can also be, and has been, significantly impacted by fluctuations in foreign currency exchange rates.

We expect our revenue to increase as we expand our sales and marketing infrastructure and increase awareness of our products. We also expect our revenue to fluctuate significantly from quarter to quarter due to a variety of factors, including seasonality and the impact of the buying patterns and implant volumes of our distributors and hospitals.  For example, we experienced slower than anticipated growth during the first quarter of 2015. We have historically experienced lower sales in the summer months and around the holidays.

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

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At March 31, 2015, there was $50.0 million outstanding principal under the term loan, which accrued interest at a rate of 12.5% per annum.  There was also $6.0 million outstanding principal under our subordinated loan with Century which we drew in the first quarter of 2014, which accrued interest at a rate of 5.0% per annum.

Interest Income and Other Expense, Net and Income Tax Expense

Interest income and other expense, net primarily consisted of changes in the fair value of then outstanding convertible preferred stock warrants.  Prior to our IPO, the convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other expense, net.  We continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and a final valuation was performed.  We recognize interest and, if applicable, penalties related to income tax matters in income tax expense.  We recognize our income tax expense using the ETR method as discussed in Note 12, “Income Tax Expense,” of our consolidated financial statements included in this Form 10-Q.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The updated standard will be effective for us in the first quarter of 2017.  In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015.  We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03. ASU 2015-03 simplifies presentation of debt issuance costs, by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The actual recognition and measurement guidance for debt issuance costs are not affected by this guidance.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Our critical accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies”, of our consolidated financial statements in this Form 10-Q, and in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post-delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 15.2% of our net accounts receivable and less than 2.5% of our sales for the quarter ended March 31, 2015.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $0.1 million and $0.3 million for the quarters ended March 31, 2015 and 2014, respectively.

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

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue (dollars in thousands):

	Three Months Ended March 31,
	2015		2014

Revenue	$8,025	100.0%	$7,034	100.0%
Cost of goods sold	3,360	41.9%	3,665	52.1%
Gross profit	4,665	58.1%	3,369	47.9%
Gross margin	58.1%		47.9%

Operating expenses:
Sales, general and administrative	14,167	176.5%	12,192	173.3%
Research and development	4,045	50.4%	3,806	54.1%
Total operating expenses	18,212	226.9%	15,998	227.4%
Loss from operations	(13,547)	(168.8%)	(12,629)	(179.5%)
Other income (expense):
Interest expense	(1,874)	(23.4%)	(1,689)	(24.0%)
Interest income and other income (expense), net and income tax expense	(216)	(2.7%)	(105)	(1.5%)
Net loss	$(15,637)	(194.9%)	$(14,423)	(205.0%)

Comparison of the Three Months Ended March 31, 2015 and 2014 (all dollars in thousands)

Revenue

	Three Months Ended March 31,			Percent
	2015	2014	Variance	Change

Revenue	$8,025	$7,034	$991	14.1%

Revenue. Revenue for the three months ended March 31, 2015 and 2014 was $8.0 million and $7.0 million, respectively, an increase of 14.1%. The increase in revenue was primarily related to the growth of our U.S. business. For the three months ended March 31, 2015 and 2014, our U.S. revenue was $5.5 million and $4.6 million, respectively, and represented 68.8% and 65.4%, respectively, of our revenue in the respective periods.   Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as we increase the size of our U.S. sales force resulting in increased adoption of our products.  For the three months ended March 31, 2015 and 2014, international revenue was $2.5 million and $2.4 million, respectively. For the three months ended March 31, 2015, our distributor revenue represented 15.2% of our revenue, compared to 24.8% during the three months ended March 31, 2014.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended March 31,			Percent
	2015	2014	Variance	Change

Cost of goods sold	$3,360	$3,665	$(305)	(8.3%)
Gross profit	4,665	3,369	1,296	38.5%
Gross margin	58.1%	47.9%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended March 31, 2015 was $3.4 million, resulting in a gross profit of $4.7 million, compared to $3.7 million in cost of goods sold and gross profit of $3.4 million in the three months ended March 31, 2014. Our gross margin for the three months ended March 31, 2015 was 58.1%, compared to 47.9% for the three months ended March 31, 2014. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended March 31,			Percent
	2015	2014	Variance	Change

Sales, general and administrative	$14,167	$12,192	$1,975	16.2%
Research and development	4,045	3,806	239	6.3%

Sales, General and Administrative. Our SG&A expenses for the three months ended March 31, 2015 were $14.2 million, compared to $12.2 million for the three months ended March 31, 2014, an increase of 16.2%. The increase in SG&A expenses was primarily associated with the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $0.8 million for the three months ended March 31, 2015 compared to the same period in 2014. Sales and marketing-related expenses, such as travel and tradeshows, increased by $0.4 million.  SG&A expenses also increased by $0.7 million due to increased costs associated with becoming a public company in April 2014, inclusive of increased audit, legal, insurance, and consulting costs.

Research and Development. Our R&D expenses for the three months ended March 31, 2015 were $4.0 million compared to $3.8 million for the three months ended March 31, 2014, an increase of 6.3%. The increase in R&D expenses for the three months ended March 31, 2015 consisted primarily of product development costs of $0.1 million and clinical study costs of $0.1 million.

Interest Expense

	Three Months Ended March 31,			Percent
	2015	2014	Variance	Change

Interest expense	$(1,874)	$(1,689)	$(185)	11.0%

Interest Expense. Our interest expense for the three months ended March 31, 2015 was $1.9 million, compared to $1.7 million for the three months ended March 31, 2014. The increase in interest expense was primarily attributable to the higher principal balance of the Capital Royalty term loan as a result of PIK notes and the addition of the subordinated loan agreement with Century in the first quarter of 2014, net of the reduction in interest expense due to having paid off the BSC note upon completion of our IPO in April 2014.

Liquidity and Capital Resources

Historically, our sources of cash have primarily included our IPO, private placements of equity securities and debt arrangements, and, to a much lesser extent, cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing infrastructure, investing in inventory, R&D activities and other working capital needs.  At March 31, 2015, we had $66.2 million in cash and cash equivalents and short-term investments.

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

The following presents a discussion of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Cash and cash equivalents at beginning of period	$32,896	$38,108
Net cash used in operating activities	(12,650)	(13,341)
Net cash used in investing activities	(134)	(10)
Net cash provided by financing activities	56	6,642
Effect of exchange rate on cash	(47)	10
Cash and cash equivalents at end of period	$20,121	$31,409

Operating activities. The decrease in net cash used in operating activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to our higher accounts payable balance at the end of the quarter, offset by other working capital needs in the three months ended March 31, 2015.

Investing activities. The net cash used in investing activities in the three months ended March 31, 2015 was primarily related to the purchase of short-term investments, offset by maturities of those investments.  For the three months ended March 31, 2015 and 2014, we also purchased minor amounts of capital equipment.

Financing activities. The net cash provided by financing activities in the three months ended March 31, 2014 was primarily related to the execution and draw-down of our subordinated loan agreement with Century.  For the three months ended March 31, 2015 and 2014, we received proceeds from the issuance of common stock due to option exercises.

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

Additionally, as a public company, we incur significant audit, legal, and other expenses that we did not incur as a private company.

Although we believe the foregoing items reflect our most likely uses of cash in the short term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. This capital may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants. For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors” in our Annual Report on Form 10-K, filed on March 9, 2015.

Credit Risk

We had receivable balances from customers in Europe of approximately $2.8 million as of March 31, 2015 and $2.8 million as of December 31, 2014. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarters ended March 31, 2015 and 2014, approximately 24.8% and 23.2%, respectively, of our sales were denominated in foreign currencies, and 31.2% and 34.6%, respectively, were generated in countries outside the U.S. As a result, our revenue can be, and has been, significantly impacted by fluctuations in foreign currency exchange rates. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure. A hypothetical 10% favorable or unfavorable change in the weighted average foreign currency rates for the quarter ended March 31, 2015 would have affected foreign currency denominated revenue by $0.2 million for the quarter.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 9, 2015.

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

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. We estimate that, as of March 31, 2015, we have used all of our net proceeds from the offering to repay our promissory note to Boston Scientific Corporation, to expand our sales and marketing infrastructure, to fund additional research and development, and for working capital and other general corporate purposes.

Item 6.  EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on May 6, 2015.

TRIVASCULAR TECHNOLOGIES, INC.
By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Form of CEO Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36419) filed on March 4, 2015).
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amended Definition of “Cause” under Equity Incentive Plans (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-36419) filed on March 4, 2015).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.