Form 10-Q
period 2015-06-30
TriVascular Technologies, Inc.
filed 2015-08-05
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 20,519,621 shares of common stock, $0.01 par value per share, outstanding.

Part 1 Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2015	2014 [1]

Assets
Current assets
Cash and cash equivalents	$21,966	$32,896
Short-term investments	30,747	46,084
Accounts receivable, net	6,804	6,565
Inventories, net	9,139	8,570
Prepaid expenses and other current assets	2,953	2,932
Total current assets	71,609	97,047
Property and equipment, net	1,057	1,248
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	753	797
Total assets	$82,860	$108,533

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,970	$1,862
Accrued liabilities and other	7,619	8,465
Total current liabilities	10,589	10,327
Notes payable	56,214	55,004
Other long term liabilities	3,382	3,629
Total liabilities	70,185	68,960
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 20,396 and 20,168 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	204	202
Additional paid-in capital	338,960	335,445
Accumulated other comprehensive loss	(102)	(180)
Accumulated deficit	(326,387)	(295,894)
Total stockholders’ equity	12,675	39,573
Total liabilities and stockholders' equity	$82,860	$108,533

[1]

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$9,733	$7,798	$17,758	$14,832
Cost of goods sold	3,758	3,463	7,118	7,128
Gross profit	5,975	4,335	10,640	7,704
Operating expenses:
Sales, general and administrative	14,689	13,008	28,856	25,200
Research and development	4,099	4,066	8,144	7,872
Total operating expenses	18,788	17,074	37,000	33,072
Loss from operations	(12,813)	(12,739)	(26,360)	(25,368)
Other expense:
Interest expense	(1,912)	(2,454)	(3,786)	(4,143)
Interest income and other expense, net	(66)	698	(215)	616
Loss before income tax expense	(14,791)	(14,495)	(30,361)	(28,895)
Provision for income tax	65	77	132	100
Net loss	$(14,856)	$(14,572)	$(30,493)	$(28,995)

Net loss per share, basic and diluted	$(0.73)	$(0.87)	$(1.50)	$(3.30)

Weighted average shares used to compute net loss per share, basic and diluted	20,373	16,810	20,286	8,789

Change in foreign currency translation adjustment	223	(27)	69	(47)
Change in unrealized (loss) gain on short-term investments	(2)	—	8	-
Other comprehensive income (loss)	221	(27)	77	(47)
Comprehensive loss	$(14,635)	$(14,599)	$(30,416)	$(29,042)

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(30,493)	$(28,995)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	243	273
Amortization of premium on short-term investments	166	—
Amortization of debt issuance costs and debt discount	331	336
Provision for excess and obsolete inventory	298	471
Provision for bad debts	39	—
Changes in fair value of warrants	—	(633)
Stock-based compensation expense	2,305	1,135
Non-cash interest expense on notes payable	925	1,295
Changes in assets and liabilities
Accounts receivable	(218)	(917)
Inventories	(867)	(1,014)
Prepaid expenses and other current assets	(28)	664
Accounts payable	1,108	199
Accrued liabilities and other	(625)	540
Net cash used in operating activities	(26,816)	(26,646)
Cash flows from investing activities
Purchase of short-term investments	(6,863)	—
Proceeds from maturity of short-term investments	22,042	—
Purchase of property and equipment	(55)	(67)
Net cash provided by (used in) investing activities	15,124	(67)
Cash flows from financing activities
Proceeds from initial public offering, net	—	81,361
Repayments of existing notes payable	—	(4,599)
Proceeds from notes payable	—	6,000
Proceeds from issuance of common stock	772	1,508
Net cash provided by financing activities	772	84,270
Effects of exchange rate changes on cash	(10)	(8)
Net (decrease) increase in cash and cash equivalents	(10,930)	57,549
Cash and cash equivalents
Beginning of period	32,896	38,108

End of period	$21,966	$95,657

Supplemental cash flow information
Interest paid on notes payable	2,531	2,513
Cash paid for income taxes	27	32
Significant non-cash transactions
Conversion of convertible preferred stock into common stock	—	239,990
Conversion of convertible preferred stock warrants into common stock warrants	—	648
Increase in deferred revenue related to distributor agreement	—	3,017
Unvested portion of early exercised stock options	—	901
Unpaid deferred offering costs	—	56
Vesting of early exercised stock options	226	153
Change in unrealized gain on short-term investments	8	—
Purchases of property and equipment included in accounts payable	—	84

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

TriVascular Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in July 2007 and began operations on March 28, 2008. The Company is a medical device company developing and commercializing innovative technologies to significantly advance minimally invasive treatment of abdominal aortic aneurysms (“AAA”). The Ovation® System, the Company’s solution for the treatment of AAA through minimally invasive endovascular aortic repair (“EVAR”), is a new stent graft platform, providing an innovative and effective alternative to conventional devices. It is designed specifically to address many of the limitations associated with conventional EVAR devices and expand the pool of patients eligible for EVAR. The Company received CE Mark clearance in August 2010 and began commercial sales of its Ovation System in Europe in September 2010. In October 2012, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012.

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

The interim financial data as of June 30, 2015, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2015. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States (U.S.)	$7,045	$5,176	$12,564	$9,778
International	2,688	2,622	5,194	5,054
Total	$9,733	$7,798	$17,758	$14,832

The U.S. is the only country with revenues accounting for more than 10% of the Company’s total revenues. For the three months ended June 30, 2015 and 2014, revenues in the U.S. represented 72% and 66%, respectively, while in the six months ended June 30, 2015, revenues in the U.S. represented 71% and 66%, respectively.

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

Investments

At June 30, 2015, the Company’s investments consisted of investments, with maturities of longer than 90 days from the date of purchase but less than a year based on expected maturity dates. They are classified as available for sale as the Company can liquidate their securities as needed, and changes in fair value between accounting periods are included in accumulated other comprehensive loss on the consolidated balance sheet until the securities are sold. Discounts or premiums are amortized to interest income and other expense, net using the interest method.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company recorded an allowance of doubtful accounts of $111,000 and $72,000 at June 30, 2015 and December 31, 2014, respectively.

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

Convertible Preferred Stock Warrant Liability

Freestanding warrants related to convertible preferred stock shares that are contingently redeemable were classified as a liability on the Company’s consolidated balance sheet at December 31, 2013. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other expense, net. The Company continued to adjust the liability for changes in fair value until the completion of the IPO in April 2014, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.  See Note 5.

Revenue

The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	the sales price is fixed or determinable;
•	collection of the relevant receivable is probable at the time of sale; and
•	delivery has occurred or services have been rendered.

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $0.1 million reserve for such exchanges included in accrued liabilities and other on the consolidated balance sheets at June 30, 2015 and December 31, 2014.

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

Other Comprehensive Loss

Other comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s other comprehensive loss consists of its net loss and changes in accumulated other comprehensive loss, which represents unrealized gains (losses) on investments and foreign currency translation adjustments.

Currency Translation

The Euro is the functional currency of the Company’s wholly-owned subsidiaries in Italy and Germany, the Swiss Franc is the functional currency of the Company’s wholly-owned subsidiary in Switzerland and the Canadian Dollar is the functional currency of the Company’s wholly-owned subsidiary in Canada. Accordingly, the assets and liabilities of these subsidiaries are translated into United States dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into United States dollars using historical rates. Revenues and expenses are translated using the average exchanges rates in effect when the transactions occur. Foreign currency translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.

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

Cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities in the consolidated statements of cash flows; however there were no cash flow impacts from excess tax benefits during the three and six months ended June 30, 2015 or 2014.

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

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratios):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Convertible preferred stock	—	1,912,395	—	6,703,297
Employee stock options	2,400,225	2,192,423	2,386,878	1,849,739
RSUs	762,490	—	718,940	—
Convertible preferred stock warrants	—	27,015	—	124,159
Common stock warrants	395,863	391,152	395,863	408,367
Total	3,558,578	4,522,985	3,501,681	9,085,562

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB deferred the effective date to the reporting periods beginning after December 15, 2017, for public companies. Early adoption prior to the original effective date of January 1, 2017, is not permitted. The updated standard will be effective for the Company in the first quarter of 2018.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

4.	Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to all stock-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cost of goods sold	$90	$65	$172	$86
Research and development	233	91	364	153
Sales, general and administrative	935	517	1,769	896
Total	$1,258	$673	$2,305	$1,135

5.	Fair Value Measurements

The carrying amount of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2015, by level within the fair value hierarchy (in thousands):

	Assets or Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents (1)	$—	$8,225	$—	$8,225
Corporate debt securities	—	20,364	—	20,364
U.S. Treasury securities	—	2,954	—	2,954
Asset-backed securities	—	7,430	—	7,430
Total	$—	$38,973	$—	$38,973
(1)	Cash equivalents included money market funds and corporate debt securities with a maturity of three months or less from the date of purchase.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2014, by level within the fair value hierarchy (in thousands):

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

The table below presents the activity of Level 3 liabilities during the year ended December 31, 2014, (in thousands):

December 31,
2014

Warrant liabilities balance at the beginning of the period	$1,280
Change in fair value of warrant liabilities	(633)
Transfer of warrant liabilities to additional paid-in capital	(647)
Warrant liabilities balance at the end of the period	$—

6.	Balance Sheet Components

Short-term Investments

Short-term investments consisted of the following estimated fair value at June 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At June 30, 2015	Cost	Gains	Losses	Value

Corporate debt securities	$20,365	$—	$(2)	$20,363
U.S. Treasury securities	2,953	1	—	2,954
Asset-backed securities	7,431	—	(1)	7,430
Total	$30,749	$1	$(3)	$30,747

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At December 31, 2014	Cost	Gains	Losses	Value

Corporate debt securities	$31,333	$—	$(3)	$31,330
U.S. Treasury securities	4,956	—	(3)	4,953
Asset-backed securities	9,805	—	(4)	9,801
Total	$46,094	$—	$(10)	$46,084

All investments have a maturity of less than one year.  Management reviewed the short-term investments as of the end of the periods presented and concluded that there are no securities with other than temporary impairments in its investment portfolio.  The Company will not likely be required to sell the investments before recovery of their amortized cost basis at the expected maturity.

Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Raw material	$3,175	$3,731
Work-in-process and sub-assemblies	3,419	2,422
Finished goods	2,545	2,417
Total	$9,139	$8,570

Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Laboratory, machinery and equipment	$7,174	$7,129
Equipment and software	2,266	2,261
Leasehold improvements	5,657	5,657
Furniture and fixtures	325	321
	15,422	15,368
Less: Accumulated depreciation and amortization	(14,365)	(14,120)
Total	$1,057	$1,248

The Company recognized depreciation and amortization expense on property and equipment during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Depreciation and amortization expense	$121	$132	$243	$273

Goodwill and other intangible assets, net

The goodwill and the indefinite-lived intangible assets on the consolidated balance sheets was $8.3 million and $1.2 million, respectively, for all periods presented.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	June 30,	December 31,
	2015	2014

Accrued compensation and related expenses	$5,478	$6,639
Other accrued expenses	2,141	1,826
Total	$7,619	$8,465

7.	Distribution Agreement

On January 1, 2014, the Company entered into a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to the anticipated distribution of the Company’s Ovation and Ovation Prime medical devices in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $6.0 million, with principal due in January 2019, under the agreement, subject to certain conditions. Under this facility, the Company received $4.0 million on January 10, 2014 and received the remaining $2.0 million on March 18, 2014, as the Company had achieved trailing 12-month revenues of $20 million and no material adverse event had occurred. The notes bear 5% annual interest which is payable quarterly in arrears through January 9, 2019, the maturity date when the entire principal balance becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned Ovation and Ovation Prime product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the Ovation and Ovation Prime product lines.

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

Operating Leases

The Company’s headquarters’ facility lease expires on February 28, 2018. The Company also has immaterial office leases in its subsidiary locations. Total lease expense for the periods indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Lease expense	$293	$287	$581	$568

The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2015.

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

The Company made the following interest payments in the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest Payments	$75	$75	$150	$123

As of June 30, 2015, the Company was in compliance with all its covenants.

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

On November 4, 2014, the Company entered into the Amended and Restated Term Loan Agreement with Capital Royalty amending the original term loan. In connection with this amendment, the Company increased borrowings under the facility by drawing down $10 million upon closing of the transaction on November 21, 2014. Additionally, subject to the achievement of certain revenue milestones, the Company had an option to access up to an additional $15 million on or before December 31, 2015.

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

As of June 30, 2015, the Company was in compliance with all of the covenants.

In August 2015, the Company entered into an agreement with Capital Royalty and its affiliate funds amending and restating the above terms.  See Note 13 “Subsequent Events.”

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

As of June 30, 2015, the Company has reserved sufficient shares of common stock for exercise of the warrants, stock options and other equity incentive awards, and issuance of shares under the ESPP.

Warrants

The Company had warrants to purchase 395,863 shares of its common stock outstanding as of June 30, 2015. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock in April 2014.

11.	Equity Incentive Plans

In April 2014, the Company adopted the ESPP. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual adjustments. After such annual increase on January 1, 2015, there were 621,601 shares of common stock reserved for issuance under the ESPP.  The initial offering under the ESPP commenced on the IPO date and has a duration of approximately 24 months, consisting of four approximately six-month purchase periods. The first purchase period ended on October 31, 2014, when 82,226 shares were purchased at a specified discount.  The second purchase period ended on April 30, 2015, when 109,649 shares were purchased at a specified discount.  The Company recorded amounts that had been withheld from employees for that purchase of $194,000 in accrued liabilities and other at June 30, 2015, for the next purchase period, which will end on October 31, 2015.

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”).  A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual adjustments.   After such annual increase on January 1, 2015, there were 3,565,307 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan provides for the granting of stock options, RSUs and other equity awards to employees, directors and consultants of the Company. Options granted under the 2014 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees while NSOs may be granted to all eligible recipients. At June 30, 2015, there were 1,057,001 shares of common stock subject to outstanding options under the 2014 Plan.

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the granting of stock options to employees, directors and consultants of the Company. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.  At June 30, 2015, there were 1,343,224 shares of common stock subject to remaining outstanding options under the 2008 Plan.

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

Restricted Stock Units

Following its IPO, the Company began granting other equity incentive awards, such as RSUs, to its employees and service providers. RSUs are awards that cover a number of shares of the Company’s common stock that may be settled upon vesting by the issuance of the underlying shares. These awards are subject to forfeiture prior to settlement because of termination of employment, and may contain settlement deferral features. The Company expects that RSUs it will utilize for its executives and employees, generally, will vest as to 25% on a specified date within the calendar quarter nearest to the first anniversary of the vesting commencement date and as to additional 25% on the second, third and fourth such anniversaries. The Company expects that RSUs it will utilize for its U.S. sales force, generally, will vest as to 50% on a specified date within the calendar quarter nearest to the second anniversary of the vesting commencement date, as to 25% on the third such anniversary and as to the remaining 25% on the fourth such anniversary. As of June 30, 2015, there were 800,993 RSUs outstanding.  Of these, 38,503 RSUs were included in the basic EPS at June 30, 2015, on the Consolidated Statements of Comprehensive Loss as they were fully vested, but not considered issued and outstanding as they are subject to a settlement deferral feature upon termination of employment or a change in control.

12.	Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of the following amounts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Provision for income taxes	$65	$77	$132	$100
Effective tax rate	(0.44%)	(0.53%)	(0.43%)	(0.34%)

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

13. Subsequent Events

On August 3, 2015, the Company entered into an agreement with Capital Royalty Partners II L.P. and its affiliate funds (collectively, “CRG”) amending the existing term loan agreement under which the Company previously borrowed $50 million, as discussed in Note 9 (the “Existing Term Loan Agreement”).

The agreement primarily amends the terms of the Existing Term Loan Agreement to increase the borrowing amount to up to $95.0 million, net of financing fees. The Company continues to have the option to access up to $15.0 million on or before December 31, 2015, subject to achievement of certain revenue milestones.  The newly available debt of $30.0 million is divided amongst two tranches.  The first new tranche consists of $10.0 million in convertible notes with an interest rate of 8%.  The convertible notes are convertible into the Company’s common stock at a price of $8.00 per share at CRG’s option, or, if our common stock trades above $8.00 per share for twenty consecutive trading days, at our option. The second new tranche consists of $20.0 million of borrowings that may be available to draw upon the achievement of $12.5 million of net revenue in any consecutive 3-month period before December 31, 2016 and has the same interest, payment, and other material terms as the existing borrowings under this loan.

The principal financial covenants were also amended to require that the Company attain minimum annual revenues of $30.0 million in 2015, $43.0 million in 2016, $55.0 million in 2017, $70.0 million in 2018 and $90.0 million thereafter.

The Company intends to seek an amendment to the loan agreement with Century primarily to obtain Century’s consent to the subordination of the increased loan amounts, which will be required prior to the draw down of any of the non-convertible tranches unless the convertible notes are converted in full, in which case access to up to the additional $15.0 million may be available without Century’s consent.

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

We received CE Mark clearance in August 2010 and began commercial sales of our Ovation System in Europe in September 2010. In October 2012, we received approval from the U.S. Food and Drug Administration, or FDA, for the Ovation System for the treatment of AAA and began commercial sales in the United States in November 2012. We sell our products through our direct U.S., Canadian and European sales forces and through third-party distributors in Europe and in other parts of the world.

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

In June 2015, FDA approved our next generation Ovation iX TM Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iXTM Abdominal Stent Graft System.

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

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At June 30, 2015, there was $50.0 million outstanding principal under the term loan, which accrued interest at a rate of 12.5% per annum.  There was also $6.0 million outstanding principal under our subordinated loan with Century which we drew in the first quarter of 2014, which accrued interest at a rate of 5.0% per annum.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09.  ASU 2014-09 provided guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB deferred the effective date to the reporting periods beginning after December 15, 2017, for public companies.  Early adoption prior to the original effective date of January 1, 2017, is not permitted.  The updated standard will be effective for us in the first quarter of 2018.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We are evaluating the impact of adoption of this guidance on our financial position and results of operations.

Our critical accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies,” of our consolidated financial statements in this Form 10-Q, and in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post-delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 13.1% of our net accounts receivable and less than 3.5% of our sales for the quarter ended June 30, 2015.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $0.2 million for both quarters ended June 30, 2015 and 2014, and $0.3 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue (dollars in thousands):

	Three Months Ended June 31,				Six Months Ended June 30,
	2015		2014		2015		2014

Revenue	$9,733	100.0%	$7,798	100.0%	$17,758	100.0%	$14,832	100.0%
Cost of goods sold	3,758	38.6%	3,463	44.4%	7,118	40.1%	7,128	48.1%
Gross profit	5,975	61.4%	4,335	55.6%	10,640	59.9%	7,704	51.9%
Gross margin	61.4%		55.6%		59.9%		51.9%

Operating expenses:
Sales, general and administrative	14,689	150.9%	13,008	166.8%	28,856	162.5%	25,200	169.9%
Research and development	4,099	42.1%	4,066	52.1%	8,144	45.9%	7,872	53.1%
Total operating expenses	18,788	193.0%	17,074	219.0%	37,000	208.4%	33,072	223.0%
Loss from operations	(12,813)	(131.6%)	(12,739)	(163.4%)	(26,360)	(148.4%)	(25,368)	(171.0%)
Other income (expense):
Interest expense	(1,912)	(19.6%)	(2,454)	(31.5%)	(3,786)	(21.3%)	(4,143)	(27.9%)
Interest income and other income (expense), net and income tax expense	(131)	(1.3%)	621	8.0%	(347)	(2.0%)	516	3.5%
Net loss	$(14,856)	(152.6%)	$(14,572)	(186.9%)	$(30,493)	(171.7%)	$(28,995)	(195.5%)

Comparison of the Three Months Ended June 30, 2015 and 2014 (all dollars in thousands)

Revenue

	Three Months Ended June 30,			Percent
	2015	2014	Variance	Change

Revenue	$9,733	$7,798	$1,935	24.8%

Revenue. Revenue for the three months ended June 30, 2015 and 2014, was $9.7 million and $7.8 million, respectively, an increase of 24.8%. The increase in revenue was primarily related to the growth of our U.S. business. For the three months ended June 30, 2015 and 2014, our U.S. revenue was $7.0 million and $5.1 million, respectively, and represented 72.4% and 66.4%, respectively, of our revenue in the respective periods.   Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as our U.S. sales force gains more experience and we are more effective in increasing adoption of our products.  For the three months ended June 30, 2015 and 2014, international revenue was $2.7 million and $2.6 million, respectively. For the three months ended June 30, 2015, our distributor revenue represented 15.9% of our revenue, compared to 22.7% during the three months ended June 30, 2014.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended June 30,			Percent
	2015	2014	Variance	Change

Cost of goods sold	$3,758	$3,463	$295	8.5%
Gross profit	5,975	4,335	1,640	37.8%
Gross margin	61.4%	55.6%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended June 30, 2015, was $3.8 million, resulting in a gross profit of $6.0 million, compared to $3.5 million in cost of goods sold and gross profit of $4.3 million in the three months ended June 30, 2014. Our gross margin for the three months ended June 30, 2015, was 61.4%, compared to 55.6% for the three months ended June 30, 2014. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended June 30,			Percent
	2015	2014	Variance	Change

Sales, general and administrative	$14,689	$13,008	$1,681	12.9%
Research and development	4,099	4,066	33	0.8%

Sales, General and Administrative. Our SG&A expenses for the three months ended June 30, 2015, were $14.7 million, compared to $13.0 million for the three months ended June 30, 2014, an increase of 12.9%. The increase in SG&A expenses was primarily associated with increases in compensation, public company and legal related spending. Employee-related compensation expenses for our SG&A functions increased by $1.0 million for the three months ended June 30, 2015, compared to the same period in 2014 driven by increased headcount and severance related expenses. For example, two of our former executive officers, Robert Whirley and Louis Molinari, Vice Presidents of Research & Development and of Manufacturing Operation, respectively, as well as Joseph Humphrey, Vice President of Manufacturing Technology, have transitioned from their employment positions with us. Each is entitled to receive severance under our Key Employee Change of Control and Severance Payment Plan and will continue to provide consulting services to us for several months during the transition period.  Public company related expenses increased by $0.4 million and legal expenses increased by $0.3 million each as compared to the same period in 2014.

Research and Development. Our R&D expenses for the three months ended June 30, 2015 were $4.1 million, a slight increase of 0.8% as compared to the same period in 2014.  There was a $0.2 million increase in clinical study related spending with increased enrollments offset by a decrease in product development spending.

Interest Expense

	Three Months Ended June 30,			Percent
	2015	2014	Variance	Change

Interest expense	$(1,912)	$(2,454)	$542	(22.1%)

Interest Expense. Our interest expense for the three months ended June 30, 2015, was $1.9 million, compared to $2.5 million for the three months ended June 30, 2014. The decrease in interest expense was primarily attributable to the repayment of the BSC note upon completion of our IPO in April 2014, which included unamortized debt discount of $0.7 million. Interest expense aside from that increased attributable to the higher principal balance of the Capital Royalty term loan.

Comparison of the Six Months Ended June 30, 2015 and 2014 (all dollars in thousands)

Revenue

	Six Months Ended June 30,			Percent
	2015	2014	Variance	Change

Revenue	$17,758	$14,832	$2,926	19.7%

Revenue. Revenue for the six months ended June 30, 2015 and 2014, was $17.8 million and $14.8 million, respectively, an increase of 19.7%.   For the six months ended June 30, 2015 and 2014, U.S. revenue was $12.6 million and $9.8 million, respectively, and represented 70.8% and 65.9%, respectively, of our revenue in the respective periods. Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as our U.S. sales force gains experience and we are increasing adoption of our products.  For the six months ended June 30, 2015 and 2014, international revenue was $5.2 million and $5.1 million, respectively, and represented 29.2% and 34.1%, respectively, of our revenue in the respective periods. Our international revenue growth was driven primarily by sales to new geographies. For the six months ended June 30, 2015, our distributor revenue represented 15.6% of our revenue, compared to 23.7% during the six months ended June 30, 2014.

Cost of Goods Sold, Gross Profit and Gross Margin

	Six Months Ended June 30,			Percent
	2015	2014	Variance	Change

Cost of goods sold	$7,118	$7,128	$(10)	(0.1%)
Gross profit	10,640	7,704	2,936	38.1%
Gross margin	59.9%	51.9%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the six months ended June 30, 2015, was $7.1 million resulting in a gross profit of $10.6 million compared to $7.1 million in cost of goods sold and gross profit of $7.7 million in the six months ended June 30, 2014. Our gross margin for the six months ended June 30, 2015, was 59.9%, compared to 51.9% for the six months ended June 30, 2014. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Six Months Ended June 30,			Percent
	2015	2014	Variance	Change

Sales, general and administrative	$28,856	$25,200	$3,656	14.5%
Research and development	8,144	7,872	272	3.5%

Sales, General and Administrative. Our SG&A expenses for the six months ended June 30, 2015, were $28.9 million, compared to $25.2 million for the six months ended June 30, 2014, an increase of 14.5%. The increase in SG&A expenses was primarily associated with and the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $1.8 million for the six months ended June 30, 2015, compared to the same period in 2014.  SG&A expenses also increased by $0.9 million due to increased costs associated with becoming a public company in April 2014, inclusive of audit and consulting costs.  Legal expenses increased by $0.6 million.

Research and Development. Our R&D expenses for the six months ended June 30, 2015, were $8.1 million compared to $7.9 million for the six months ended June 30, 2014, an increase of 3.5%. The increase in R&D expenses for the six months ended June 30, 2015, consisted primarily of salary expenses and product development costs including clinical study costs.

Interest Expense

	Six Months Ended June 30,			Percent
	2015	2014	Variance	Change

Interest expense	$(3,786)	$(4,143)	$357	(8.6%)

Interest Expense. Our interest expense for the six months ended June 30, 2015, was $3.8 million compared to $4.1 million for the six months ended June 30, 2014.  The decrease in interest expense was primarily attributable to the repayment of the BSC note upon completion of our IPO in April 2014, which included unamortized debt discount of $0.7 million, offset by interest on a higher principal balance of the Capital Royalty term loan as a result of PIK notes.

Liquidity and Capital Resources

Historically, our sources of cash have primarily included our IPO, private placements of equity securities and debt arrangements, and, to a much lesser extent, cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing infrastructure, investing in inventory, R&D activities and other working capital needs.  At June 30, 2015, we had $52.7 million in cash and cash equivalents and short-term investments.

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. In January 2014, we entered into a term loan agreement with Century for an aggregate amount of $6.0 million, $4.0 million of which we drew down in January 2014 and the remaining $2.0 million of which we drew down in March 2014. In April 2014, we completed our

IPO of 7,475,000 shares of common stock, which included the exercise in full by the underwriters in the offering of their option to purchase 975,000 additional shares of common stock, at an offering price of $12.00 per share. We received net proceeds of approximately $81.1 million, after deducting underwriting discounts and commissions and offering expenses. In November 2014, we entered into the Amended and Restated Term Loan Agreement with Capital Royalty Partners II L.P. and its affiliate funds (collectively, “CRG” or “Capital Royalty”) amending the original term loan agreement under which we previously borrowed $40.0 million in October 2012 (the “Existing Term Loan Agreement”) and upon closing of the transaction, increased borrowings under the facility by $10.0 million. In August 2015, we entered into a Second Amended and Restated Term Loan Agreement with CRG (the “Restated Loan Agreement”). In additional to the $50.0 million of borrowings outstanding and the option to access up to an additional $15.0 million subject to achievement of certain revenue milestones under the Existing Term Loan Agreement, the Restated Loan Agreement also provides for two additional tranches of up to $30.0 million in the aggregate. The first new tranche consists of $10.0 million in convertible notes with an interest rate of 8%. The convertible notes are convertible into shares of our common stock at a price of $8.00 per share at CRG’s option, or if our common stock trades above $8.00 per share for twenty consecutive trading days, at our option. The remaining new tranche consists of $20.0 million in borrowings that may be available to us upon the achievement of $12.5 million of net revenue in any consecutive 3-month period before December 31, 2016. We would be required to amend our loan with Century to obtain its consent for subordination of additional borrowings before we could draw down the non-convertible tranches unless the convertible notes are converted in full, in which case access to up to the additional $15.0 million may be available without Century’s consent. See Note 13, “Subsequent Events” for discussion of this amendment of the loan agreement.

In May 2015, we entered into a Controlled Equity OfferingSM sales agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $25.0 million. Cantor may sell our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. Sales made pursuant to the controlled equity offering program, if any, will be made under our shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2015. As of June 30, 2015, Cantor had made no sales, and we have not issued any shares, under the controlled equity offering program.

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

The following presents a discussion of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014

Cash and cash equivalents at beginning of period	$32,896	$38,108
Net cash used in operating activities	(26,816)	(26,646)
Net cash provided by (used in) investing activities	15,124	(67)
Net cash provided by financing activities	772	84,270
Effect of exchange rate on cash	(10)	(8)
Cash and cash equivalents at end of period	$21,966	$95,657

Operating activities. The slight increase in net cash used in operating activities during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily related to an increase in our stock-based compensation, offset by other working capital needs.

Investing activities. The net cash provided by investing activities in the three months ended June 30, 2015, was primarily related to the maturities of short-term investments, offset by short-term investment purchases.  Net cash used in investing activities in the six months ended June 30, 2014, was related to the purchase of capital equipment.

Financing activities. The net cash provided by financing activities in the six months ended June 30, 2015, was primarily related to issuance of common stock, mostly from our ESPP purchase in April 2015.  The net cash provided by financing activities in the six months ended June 30, 2014, was primarily related to the execution and draw-down of our subordinated loan agreement with Century, proceeds from the issuance of common stock and payments for deferred offering costs related to our IPO.

Indebtedness

For discussion of our indebtedness, refer to Note 9, “Notes Payable ” and Note 13, “Subsequent Events,” of our consolidated financial statements included in this Form 10-Q.

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

Credit Risk

We had receivable balances from customers in Europe of approximately $2.8 million both as of June 30, 2015 and as of December 31, 2014. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarters ended June 30, 2015 and 2014, approximately 23.4% and 22.7%, respectively, of our sales were denominated in foreign currencies, and 27.6% and 33.6%, respectively, were generated in countries outside the U.S. As a result, our revenue can be, and has been, significantly impacted by fluctuations in foreign currency exchange rates. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure. A hypothetical 10% favorable or unfavorable change in the weighted average foreign currency rates for the quarter ended June 30, 2015, would have affected foreign currency denominated revenue by $0.2 million for the quarter.

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

On May 17, 2013, Dr. Shaun L. W. Samuels filed a complaint in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 6,007,575, or the ’575 Patent, by us in connection with the manufacture and sale of the Ovation System and seeking damages in an amount no less than a reasonable royalty, together with additional damages to compensate for infringement of the patent and for attorney fees. We have denied all such claims and filed counterclaims against Dr. Samuels alleging, inter alia, non-infringement and invalidity of the ’575 Patent, breach of contract, and promissory estoppel.  The case is proceeding with a claim construction hearing set for November 3, 2015.  No trial date has been set.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on August 5, 2015.

TRIVASCULAR TECHNOLOGIES, INC.

By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1

Controlled Equity OfferingSM Sales Agreement, dated May 29, 2015, by and between TriVascular Technologies, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on May 29, 2015 (File No. 333-204564).

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