Form 10-Q
period 2015-09-30
TriVascular Technologies, Inc.
filed 2015-11-09
CIK 1432732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 20,571,028 shares of common stock, $0.01 par value per share, outstanding.

Part 1 Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2015	2014 [1]

Assets
Current assets
Cash and cash equivalents	$34,894	$32,896
Short-term investments	15,135	46,084
Accounts receivable, net	6,600	6,565
Inventories, net	9,534	8,570
Prepaid expenses and other current assets	2,265	2,932
Total current assets	68,428	97,047
Property and equipment, net	1,093	1,248
Goodwill	8,259	8,259
Other intangible assets	1,182	1,182
Other assets	832	797
Total assets	$79,794	$108,533

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,780	$1,862
Accrued liabilities and other	6,826	8,465
Total current liabilities	9,606	10,327
Notes payable	65,325	55,004
Other long term liabilities	3,335	3,629
Total liabilities	78,266	68,960
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 20,446 and 20,168 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	204	202
Additional paid-in capital	341,402	335,445
Accumulated other comprehensive loss	(113)	(180)
Accumulated deficit	(339,965)	(295,894)
Total stockholders’ equity	1,528	39,573
Total liabilities and stockholders' equity	$79,794	$108,533

[1]

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$9,455	$7,878	$27,213	$22,710
Cost of goods sold	3,453	3,372	10,571	10,500
Gross profit	6,002	4,506	16,642	12,210
Operating expenses:
Sales, general and administrative	13,245	12,566	42,101	37,766
Research and development	4,173	4,047	12,317	11,919
Total operating expenses	17,418	16,613	54,418	49,685
Loss from operations	(11,416)	(12,107)	(37,776)	(37,475)
Other expense:
Interest expense	(2,102)	(1,726)	(5,888)	(5,869)
Interest income and other expense, net	(13)	11	(228)	627
Loss before income tax expense	(13,531)	(13,822)	(43,892)	(42,717)
Provision for income tax	47	65	179	165
Net loss	$(13,578)	$(13,887)	$(44,071)	$(42,882)

Net loss per share, basic and diluted	$(0.66)	$(0.69)	$(2.17)	$(3.41)

Weighted average shares used to compute net loss per share, basic and diluted	20,467	20,013	20,347	12,592

Change in foreign currency translation adjustment	(12)	(212)	57	(258)
Change in unrealized gain on short-term investments	2	—	10	—
Other comprehensive income (loss)	(10)	(212)	67	(258)
Comprehensive loss	$(13,588)	$(14,099)	$(44,004)	$(43,140)

The accompanying notes are an integral part of these consolidated financial statements.

TRIVASCULAR TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(44,071)	$(42,882)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	362	402
Amortization of premium on short-term investments	195	-
Amortization of debt issuance costs and debt discount	559	512
Provision for excess and obsolete inventory	368	821
Provision for bad debts	64	42
Changes in fair value of warrants	—	(633)
Stock-based compensation expense	3,468	1,700
Non-cash interest expense on notes payable	1,402	1,559
Changes in assets and liabilities
Accounts receivable	(37)	(351)
Inventories	(1,332)	(1,591)
Prepaid expenses and other current assets	639	479
Accounts payable	918	97
Accrued liabilities and other	(1,573)	846
Net cash used in operating activities	(39,038)	(38,999)
Cash flows from investing activities
Purchase of short-term investments	(11,366)	—
Proceeds from maturity of short-term investments	42,130	—
Purchase of property and equipment	(94)	(226)
Net cash provided by (used in) investing activities	30,670	(226)
Cash flows from financing activities
Proceeds from initial public offering, net	—	81,305
Repayments of existing notes payable	—	(4,599)
Proceeds from notes payable, net	9,617	6,000
Proceeds from issuance of common stock	780	1,513
Net cash provided by financing activities	10,397	84,219
Effects of exchange rate changes on cash	(31)	(57)
Net increase in cash and cash equivalents	1,998	44,937
Cash and cash equivalents
Beginning of period	32,896	38,108

End of period	$34,894	$83,045

Supplemental cash flow information
Interest paid on notes payable	3,927	3,801
Cash paid for income taxes	27	93
Significant non-cash transactions
Conversion of convertible preferred stock into common stock	—	239,990
Conversion of convertible preferred stock warrants into common stock warrants	—	648
Increase in deferred revenue related to distributor agreement	—	3,017
Unvested portion of early exercised stock options	—	901
Vesting of early exercised stock options	339	266
Change in unrealized gain on short-term investments	(10)	—
Addition of a capital leased asset	118	—

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

The interim financial data as of September 30, 2015, is unaudited and is not necessarily indicative of the results for a full year or any interim period. In the opinion of the Company’s management, the interim data includes all normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2015. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States (U.S.)	$6,450	$5,361	$19,014	$15,139
International	3,005	2,517	8,199	7,571
Total	$9,455	$7,878	$27,213	$22,710

The U.S. is the only country with revenues accounting for more than 10% of the Company’s total revenues. For the three months ended September 30, 2015 and 2014, revenues in the U.S. represented 68% for both periods, while in the nine months ended September 30, 2015 and 2014, revenues in the U.S. represented 70% and 67%, respectively.

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts held in U.S. and foreign banks and U.S. money market funds. Cash equivalents consist of highly liquid investment securities with original maturities at the date of purchase of three months or less and can be exchanged for a known amount of cash.

Investments

At September 30, 2015, the Company’s investments consisted of investments with maturities of longer than 90 days from the date of purchase but less than a year based on expected maturity dates. They are classified as available for sale as the Company can liquidate its securities as needed, and changes in fair value between accounting periods are included in accumulated other comprehensive loss on the consolidated balance sheet until the securities are sold or mature. Discounts or premiums are amortized to interest income and other expense, net using the interest method.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not include interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company recorded an allowance of doubtful accounts of $137,000 and $72,000 at September 30, 2015 and December 31, 2014, respectively.

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

For sales directly to hospitals or medical facilities, the Company recognizes revenue upon completion of a procedure, which is when the product is implanted in a patient, and a valid purchase order has been received. For distributor sales, the Company recognizes revenue at the time of shipment of product, as this represents the point that the customer has taken ownership and assumed risk of loss. The Company does not offer rights of return or price protection and has no post-delivery obligations. The Company offers rights of exchange in limited circumstances for products with a short shelf life at the time of shipment, and has established a $0.1 million reserve for such exchanges included in accrued liabilities and other on the consolidated balance sheets at September 30, 2015 and December 31, 2014.

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

Cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities in the consolidated statements of cash flows; however there were no cash flow impacts from excess tax benefits during the three and nine months ended September 30, 2015 or 2014.

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

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (shares for the convertible preferred stock and convertible preferred stock warrants were determined based on the applicable conversion ratios):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Convertible preferred stock	—	—	—	4,436,005
Employee stock options	2,340,915	2,170,066	2,371,557	1,949,062
RSUs	769,630	—	735,837	—
Convertible preferred stock warrants	—	—	—	82,164
Common stock warrants	395,863	395,863	395,863	404,000
Total	3,506,408	2,565,929	3,503,256	6,871,231

3.	Recent Accounting Pronouncements

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

The Company classifies stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to all stock-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of goods sold	$85	$69	$257	$155
Research and development	217	77	581	230
Sales, general and administrative	861	419	2,630	1,315
Total	$1,163	$565	$3,468	$1,700

5.	Fair Value Measurements

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2015, by level within the fair value hierarchy (in thousands):

	Assets or Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents (1)	$—	$15,895	$—	$15,895
Corporate debt securities	—	7,754	—	7,754
U.S. Treasury securities	—	2,951	—	2,951
Asset-backed securities	—	4,430	—	4,430
Total	$—	$31,030	$—	$31,030
(1)	Cash equivalents included money market funds and corporate debt securities with a maturity of three months or less from the date of purchase.

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

The table below presents the activity of Level 3 liabilities during the year ended December 31, 2014, (in thousands):

December 31,
2014

Warrant liabilities balance at the beginning of the period	$1,280
Change in fair value of warrant liabilities	(633)
Transfer of warrant liabilities to additional paid-in capital	(647)
Warrant liabilities balance at the end of the period	$—

6.	Balance Sheet Components

Short-term Investments

Short-term investments consisted of the following estimated fair value at September 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At September 30, 2015	Cost	Gains	Losses	Value

Corporate debt securities	$7,754	$—	$—	$7,754
U.S. Treasury securities	2,951	—	—	2,951
Asset-backed securities	4,430	—	—	4,430
Total	$15,135	$—	$—	$15,135

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
At December 31, 2014	Cost	Gains	Losses	Value

Corporate debt securities	$31,333	$—	$(3)	$31,330
U.S. Treasury securities	4,956	—	(3)	4,953
Asset-backed securities	9,805	—	(4)	9,801
Total	$46,094	$—	$(10)	$46,084

All investments have a maturity of less than one year.  Management reviewed the short-term investments as of the end of the periods presented and concluded that there are no securities with other than temporary impairments in its investment portfolio.  The Company will not likely be required to sell the investments before recovery of their amortized cost basis at the expected maturity.

Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Raw material	$2,126	$3,731
Work-in-process and sub-assemblies	4,022	2,422
Finished goods	3,386	2,417
Total	$9,534	$8,570

Property and equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2015	2014

Laboratory, machinery and equipment	$7,181	$7,129
Equipment and software	2,412	2,261
Leasehold improvements	5,657	5,657
Furniture and fixtures	325	321
	15,575	15,368
Less: Accumulated depreciation and amortization	(14,482)	(14,120)
Total	$1,093	$1,248

The Company recognized depreciation and amortization expense on property and equipment during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Depreciation and amortization expense	$119	$132	$362	$402

Goodwill and other intangible assets, net

The goodwill and the indefinite-lived intangible assets on the consolidated balance sheets was $8.3 million and $1.2 million, respectively, for all periods presented.

Accrued liabilities and other

Accrued liabilities and other consist of the following on the accompanying consolidated balance sheets (in thousands):

	September 30,	December 31,
	2015	2014

Accrued compensation and related expenses	$5,103	$6,639
Other accrued expenses	1,723	1,826
Total	$6,826	$8,465

7.	Distribution Agreement

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

Operating Leases

The Company’s headquarters’ facility lease expires on February 28, 2018. The Company also has immaterial office leases in its subsidiary locations. Total lease expense for the periods indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Lease expense	$290	$287	$871	$855

The Company recognizes lease expense on a straight-line basis over the life of the lease. In addition to the lease obligation, the Company pays for common area maintenance and insurance for the facility. The Company also has various office equipment leases for copiers and postage machines.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and such amounts can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2015.

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

The Company made the following interest payments in the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest Payments	$75	$75	$225	$198

On November 4, 2014, the Company entered into a First Amendment to Loan Agreement with Century primarily to conform certain terms of the existing term loan agreement between the Company and Century to those of the Amended and Restated Term Loan Agreement with Capital Royalty.

As of September 30, 2015, the Company was in compliance with all its covenants.

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

On November 4, 2014, the Company entered into the Amended and Restated Term Loan Agreement (the “Existing Term Loan Agreement”) with Capital Royalty amending the original term loan. In connection with this amendment, the Company increased borrowings under the facility by drawing down $10 million upon closing of the transaction on November 21, 2014. Additionally, subject to the achievement of certain revenue milestones, the Company had an option to access up to an additional $15 million on or before December 31, 2015.

The Existing Term Loan Agreement primarily amended the terms of the original term loan agreement to increase the borrowing amount, reduce the applicable interest rate from 14.0% to 12.5%, extend the interest only payment period through September 30, 2018 and extend the final maturity date to June 30, 2020. Interest is payable, at the Company’s option, (i) in cash at a rate of 12.5% per annum or (ii) 9.0% of the 12.5% per annum in cash and 3.5% of the 12.5% per annum being added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period. Thereafter, in addition to interest accrued during the period, the quarterly payments shall include an amount equal to the outstanding principal at September 30, 2018 divided by the remaining number of quarters prior to the end of the term of the loan which is June 30, 2020. The Existing Term Loan Agreement provided for prepayment fees of 4% of the outstanding balance of the loan if the loan had been repaid prior to September 30, 2015. The prepayment fee is reduced by 1% per year for each subsequent year.

Certain affirmative and negative covenants were also amended to provide the Company with additional flexibility. The principal financial covenants required that the Company attained minimum annual revenues of $30.0 million in 2015, $45.0 million in 2016, $60.0 million in 2017, $75.0 million in 2018 and $90.0 million thereafter. The loan and security agreement provides that an event of default will occur if, among other triggers, (1) the Company defaults in the payment of any amount payable under the agreement when due, (2) there occurs any circumstance or circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the agreement, (3) the Company becomes insolvent, (4) the Company undergoes a change in control or (5) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement. The repayment of the term loan may be accelerated, at the option of Capital Royalty, following the occurrence of an event of default, which would require the Company to pay to Capital Royalty an amount equal to the sum of: (i) all outstanding principal plus accrued interest, (ii) the final payment, plus (iii) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts plus the Prepayment Premium.

In August 2015, the Company entered into a Second Amended and Restated Term Loan Agreement (the “Restated Loan Agreement”) with Capital Royalty and its affiliate funds amending and restating the Existing Term Loan Agreement.  In connection with the amendment, the Company borrowed an additional $10 million under its facility upon the closing of this transaction on August 18, 2015.  The debt discount of approximately $1.3 million related to the conversion feature discussed below, is reflected as a reduction in long-term debt and an increase in additional paid-in capital and is being amortized as interest expense over the term of the note using the effective interest method.

The Restated Loan Agreement primarily amended the terms of the Existing Term Loan Agreement to increase the borrowing amount to up to $95.0 million, net of financing fees. The Company continues to have the option to access up to $15.0 million on or before December 31, 2015, subject to achievement of certain revenue milestones.  The newly available debt of $30.0 million was divided amongst two tranches.  The first new tranche, which was drawn in August 2015, consisted of $10.0 million in convertible notes with an interest rate of 8%.  The convertible notes are convertible into the Company’s common stock at a price of $8.00 per share at CRG’s option, or, if the Company’s common stock trades above $8.00 per share for twenty consecutive trading days, at the Company’s option. The second new tranche consists of $20.0 million of borrowings that may be available to draw upon the achievement of $12.5 million of net revenue in any consecutive 3-month period before December 31, 2016 and has the same interest, payment, and other material terms discussed above.

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

As of September 30, 2015, the Company was in compliance with all of the covenants.

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

As of September 30, 2015, the Company has reserved sufficient shares of common stock for exercise of the warrants, stock options and other equity incentive awards, and issuance of shares under the ESPP.

Warrants

The Company had warrants to purchase 395,863 shares of its common stock outstanding as of September 30, 2015. The Company’s convertible preferred stock warrants all converted to warrants to purchase common stock in April 2014.

11.	Equity Incentive Plans

In April 2014, the Company adopted the ESPP. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, subject to certain annual adjustments. After such annual increase on January 1, 2015, there were 621,601 shares of common stock reserved for issuance under the ESPP.  The initial offering under the ESPP commenced on the IPO date and has a duration of approximately 24 months, consisting of four approximately six-month purchase periods. The first purchase period ended on October 31, 2014, when 82,226 shares were purchased at a specified discount.  The second purchase period ended on April 30, 2015, when 109,649 shares were purchased at a specified discount.  The Company recorded amounts that had been withheld from employees for that purchase of $376,000 in accrued liabilities and other at September 30, 2015, for the next purchase period, which will end on October 31, 2015.

In April 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”).  A total of 2,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan, subject to certain annual adjustments.   After such annual increase on January 1, 2015, there were 3,565,307 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan provides for the granting of stock options, RSUs and other equity awards to employees, directors and consultants of the Company. Options granted under the 2014 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees while NSOs may be granted to all eligible recipients. At September 30, 2015, there were 1,027,549 shares of common stock subject to outstanding options under the 2014 Plan.

In April 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the granting of stock options to employees, directors and consultants of the Company. In connection with the IPO, the 2008 Plan terminated in April 2014, and no further grants may be made from the 2008 Plan, while previously granted options continue in accordance with their respective terms.  At September 30, 2015, there were 1,313,366 shares of common stock subject to remaining outstanding options under the 2008 Plan.

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

Restricted Stock Units

Following its IPO, the Company began granting other equity incentive awards, such as RSUs, to its employees and service providers. RSUs are awards that cover a number of shares of the Company’s common stock that may be settled upon vesting by the issuance of the underlying shares. These awards are subject to forfeiture prior to settlement because of termination of employment, and may contain settlement deferral features. The Company expects that RSUs it will utilize for its executives and employees, generally, will vest as to 25% on a specified date within the calendar quarter nearest to the first anniversary of the vesting commencement date and as to additional 25% on the second, third and fourth such anniversaries. The Company expects that RSUs it will utilize for its U.S. sales force, generally, will vest as to 50% on a specified date within the calendar quarter nearest to the second anniversary of the vesting commencement date, as to 25% on the third such anniversary and as to the remaining 25% on the fourth such anniversary. As of September 30, 2015, there were 808,133 RSUs outstanding.  Of these, 38,503 RSUs were included in the basic EPS at September 30, 2015, in the Consolidated Statements of Comprehensive Loss as they were fully vested, but not considered issued and outstanding as they are subject to a settlement deferral feature upon termination of employment or a change in control.

12.	Income Tax Expense

The Company applied an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded a provision for income taxes of the following amounts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Provision for income taxes	$47	$65	$179	$165
Effective tax rate	0.00%	(0.47%)	(0.41%)	(0.38%)

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

13. Subsequent Events

On October 26, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endologix, Inc., a Delaware corporation (“Endologix” or “Parent”), and Parent’s wholly owned subsidiary, Teton Merger Sub Inc., a Delaware corporation (“Merger Sub”). Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly-owned subsidiary of the Parent.

Under the terms and conditions of the Merger Agreement, at the effective time of the Merger, all outstanding shares of capital stock of the Company (other than shares for which appraisal rights under Delaware law are properly exercised and other than shares held in treasury by the Company or shares held by Endologix, any subsidiary of Endologix, the Company or any subsidiary of the Company) will be cancelled and converted into the right to receive per share merger consideration, consisting of:

•

shares of Endologix common stock, par value $0.001 per share, equal to: (i) 19.999% of the then outstanding shares of Endologix common stock in the aggregate; divided by (ii) the fully diluted number of shares of the Company’s common stock then outstanding (including shares of the Company’s common stock issued upon exercise of the Company’s stock options and warrants immediately prior to the effective time of the Merger, shares of the Company’s common stock issuable on the exercise of certain warrants to be assumed by Endologix at the effective time of the Merger, shares of the Company’s common stock issued upon settlement of RSU awards immediately prior to the effective time of the Merger, and shares of the Company’s common stock issued upon conversion of the Capital Royalty convertible debt immediately prior to the effective time of the Merger, if such conversion takes place) (the “stock consideration”); and

•

an amount in cash determined immediately prior to the effective time of the Merger equal to: (i) the sum of the intrinsic value of the Company’s outstanding options and warrants, the intrinsic value of the Company’s outstanding RSUs, the cash proceeds, if any, from the exercise of options and warrants prior to the effective time of the Merger, and the value of the shares issued on the conversion of the Capital Royalty convertible debt, if applicable; divided by (ii) the fully diluted number of shares of the Company’s common stock then outstanding (as described above, but excluding shares of the Company’s common stock issuable on the exercise of certain warrants to be assumed by Endologix at the effective time of the Merger) (the “cash consideration”).

Based on the closing price of Endologix’s common stock on October 23, 2015, the trading date before the date of the announcement of the Merger Agreement, the overall value of the transaction was equal to up to approximately $211 million, of which approximately $187 million represented stock consideration based on the Endologix’s closing price as of that date.  As described above, in accordance with the terms and conditions of the Merger Agreement, the overall value of the transaction, including the stock consideration and the cash consideration, will continue to fluctuate until the effective time of the Merger when final adjustments and calculations of the exact per share amounts of stock consideration and cash consideration payable at closing will be made.

In each case, the stock consideration and cash consideration do not reflect interest or any applicable withholding taxes. Additional cash may be issued in lieu of any fractional shares of Endologix common stock. The Company, Parent, and Merger Sub intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Endologix and Merger Sub. The Company and Endologix have agreed to operate their respective businesses in the ordinary course until completion of the Merger. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire it and to certain restrictions on its ability to respond to any such proposals. The Merger Agreement contains customary closing conditions, including the requisite consent to the adoption of the Merger Agreement by the Company’s stockholders and the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement also includes customary termination provisions for both the Company and Endologix, subject, in certain circumstances, to the payment by the Company or Endologix of a termination fee of 3.0% or 4.5%, respectively, of the aggregate purchase price. The Company must pay Endologix the 3.0% termination fee on the occurrence of certain events, including following a change of recommendation by the board of directors of the Company or if the Company terminates the Merger Agreement to enter into an agreement with respect to a proposal from a third party that the board of directors of the Company has determined in good faith in the exercise of its fiduciary duties is superior to Endologix’s, in each case, as is described in further detail in the Merger Agreement.

Endologix must pay TriVascular the 4.5% termination fee if Endologix is unable to obtain antitrust approval of the Merger, as is described in further detail in the Merger Agreement.

Closing of the Merger is expected to occur in January 2016. In connection with the Merger Agreement, the Company entered into a letter agreement, dated October 23, 2015, with Capital Royalty clarifying the expected timing of the conversion or repayment of their debt in connection with the closing of the Merger.

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

In October 2014, we initiated our LIFE Study, which we expect will illustrate the potential advantages of PEVAR with the Ovation System. In early 2015, we initiated the LUCY Study which will evaluate the clinical benefits associated with EVAR using the Ovation System in female patients.  We enrolled our first patient in the LUCY study in August 2015.

In June 2015, FDA approved our next generation Ovation iX TM Iliac Stent Graft for the Ovation System, and in July 2015, the FDA approved the Ovation iXTM Abdominal Stent Graft System.  In September 2015, the first patients were treated with the Ovation

iX Abdominal Stent Graft System in Europe, and in October 2015, we initiated the launch of our Ovation iX System in the United States.

On October 26, 2015, we entered into a definitive merger agreement with Endologix, Inc., or Endologix. Subject to the satisfaction or waiver of the conditions set forth in that merger agreement, TriVascular will be merged into a wholly-owned subsidiary of Endologix, with TriVascular surviving the merger and becoming a wholly-owned subsidiary of Endologix (the “Merger”). Closing of the Merger is expected to occur in January 2016. See Note 13, “Subsequent Events,” of our consolidated financial statements in this Form 10-Q for more information about the Merger.

In November, 2015, we announced our four-year follow-up data on primary safety and performance metrics from the Ovation Pivotal trial. The data showed 100% freedom from aneurysm rupture, 100% freedom from conversion to open surgical repair, 100% freedom from Type I and Type III endoleaks, and 100% freedom from device migration.  Subset analysis of the results of patients with aortic neck lengths less than 10 mm, as well as patients who presented with tortuous aortic neck anatomy, showed 100% freedom from:  Type I and Type III endoleaks; rupture; migration; and conversion to surgical repair.

Important Factors Affecting our Results of Operations

We believe there are several important factors that have impacted and that we expect to continue to impact our results of operations.

Our Ability to Recruit, Train and Retain our Sales Representatives and their Productivity

We only recently began building our sales organization in the United States and have made, and intend to continue to make, a significant investment in recruiting and training our sales representatives. This process is lengthy because it requires significant education and training for our sales representatives to achieve the level of clinical competency with our products that is expected by implanting physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect. Employee retention may be particularly challenging during the pendency of the Merger as our employees may experience uncertainty about their future roles with the combined business.

Physician Awareness and Acceptance of our Ovation System

We continue to invest in programs to educate physicians who treat AAA disease about the advantages of our Ovation System. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. We are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Ovation System, and influencing these physicians to use our Ovation System to treat AAA disease, is required to grow our revenue. Our physician relationships may be subject to disruption due to uncertainty associated with the Merger.

Access to Hospital Facilities

In order for physicians to use our Ovation System, most hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts with them. This process can be lengthy and time-consuming and require extensive negotiations and management time. In some cases, contract bidding processes are only open at certain periods of time and we may not be successful in bidding. In many hospitals, we are not able to sell our products unless and until a purchasing contract has been executed. Our hospital relationships may be subject to disruption due to uncertainty associated with the Merger and, assuming the Merger is consummated, may require additional negotiations and amendments in order to be utilized by the combined company, if at all.

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

For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015 and the additional risks and uncertainties set forth in Item 1A of this Quarterly Report, including the risks related to the Merger, the risks to our operations during the pendency of the Merger, and the risks faced by the combined business in integrating after the consummation of the Merger.

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

Interest Expense

Our interest expense primarily consists of interest expense and amortization of debt discount associated with our term loan agreement with Capital Royalty. At September 30, 2015, there was $50.0 million outstanding principal under the term loan, accruing interest at a rate of 12.5% per annum, and $10.0 million outstanding principal accruing interest at a rate of 8.0% per annum.  There was also $6.0 million outstanding principal under our subordinated loan with Century which we drew in the first quarter of 2014, accruing interest at a rate of 5.0% per annum.

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

Revenue Recognition

Our revenue is generated from sales to two types of customers: hospitals and third-party distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives for sales in the United States and a combination of direct sales representatives, independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. In direct markets, we provide products for a specific implant procedure and recognize revenue at the time that we are notified that the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided that there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when or if they ever they sell the products. Our policy is to classify shipping and handling costs, net of costs charged to customers, as cost of goods sold. In general, we do not offer rights of return or price protection to our customers and have no post-delivery obligations. We offer rights of exchange in limited circumstances for products that have a short shelf life at the time of shipment. One of our distributor customers represented 13.6% of our net accounts receivable at and less than 3.1% of our sales for the three months ended September 30, 2015.

Excess and Obsolete Inventory

We state inventories at the lower of cost or market. We determine cost on a standard cost method, which approximates the first-in, first-out method. We evaluate the carrying value of our inventories in relation to our estimated forecast of product demand, which takes into consideration the estimated life cycle of our products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a write-down for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were nominal and $0.4 million for the three months ended September 30, 2015 and 2014, respectively and $0.3 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Results of Operations

The following table presents our results of continuing operations and the related percentage of the period’s revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Revenue	$9,455	100.0%	$7,878	100.0%	$27,213	100.0%	$22,710	100.0%
Cost of goods sold	3,453	36.5%	3,372	42.8%	10,571	38.8%	10,500	46.2%
Gross profit	6,002	63.5%	4,506	57.2%	16,642	61.2%	12,210	53.8%
Gross margin	63.5%		57.2%		61.2%		53.8%

Operating expenses:
Sales, general and administrative	13,245	140.1%	12,566	159.5%	42,101	154.7%	37,766	166.3%
Research and development	4,173	44.1%	4,047	51.4%	12,317	45.3%	11,919	52.5%
Total operating expenses	17,418	184.2%	16,613	210.9%	54,418	200.0%	49,685	218.8%
Loss from operations	(11,416)	(120.7%)	(12,107)	(153.7%)	(37,776)	(138.8%)	(37,475)	(165.0%)
Other income (expense):
Interest expense	(2,102)	(22.2%)	(1,726)	(21.9%)	(5,888)	(21.6%)	(5,869)	(25.8%)
Interest income and other income (expense), net and income tax expense	(60)	(0.6%)	(54)	(0.7%)	(407)	(1.5%)	462	2.0%
Net loss	$(13,578)	(143.6%)	$(13,887)	(176.3%)	$(44,071)	(161.9%)	$(42,882)	(188.8%)

Comparison of the Three Months Ended September 30, 2015 and 2014 (all dollars in thousands)

Revenue

	Three Months Ended September 30,			Percent
	2015	2014	Variance	Change

Revenue	$9,455	$7,878	$1,577	20.0%

Revenue. Revenue for the three months ended September 30, 2015 and 2014, was $9.5 million and $7.9 million, respectively, an increase of 20.0%. The increase in revenue was primarily related to the growth of our U.S. business. For the three months ended September 30, 2015 and 2014, our U.S. revenue was $6.5 million and $5.4 million, respectively, and represented 68.2% and 68.1%, respectively, of our revenue in the respective periods.   Since we initiated sales of our Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as our U.S. sales force gains more experience and we are more effective in increasing adoption of our products.  For the three months ended September 30, 2015 and 2014, international revenue was $3.0 million and $2.5 million, respectively. For the three months ended September 30, 2015, our distributor revenue represented 20.0% of our revenue, compared to 21.6% during the three months ended September 30, 2014.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three Months Ended September 30,			Percent
	2015	2014	Variance	Change

Cost of goods sold	$3,453	$3,372	$81	2.4%
Gross profit	6,002	4,506	1,496	33.2%
Gross margin	63.5%	57.2%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the three months ended September 30, 2015, was $3.5 million, resulting in a gross profit of $6.0 million, compared to $3.4 million in cost of goods sold and gross profit of $4.5 million in the three months ended September 30, 2014. Our gross margin for the three months ended September 30, 2015, was 63.5%, compared to 57.2% for the three months ended September 30, 2014. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Three Months Ended September 30,			Percent
	2015	2014	Variance	Change

Sales, general and administrative	$13,245	$12,566	$679	5.4%
Research and development	4,173	4,047	126	3.1%

Sales, General and Administrative. Our SG&A expenses for the three months ended September 30, 2015, were $13.2 million, compared to $12.6 million for the three months ended September 30, 2014, an increase of 5.4%. The increase in SG&A expenses was primarily associated with increases in compensation, public company and legal related spending. Employee-related compensation expenses for our SG&A functions increased by $0.8 million for the three months ended September 30, 2015, compared to the same period in 2014 driven by increased headcount and severance related expenses. Public company related expenses increased by $0.09 million and legal expenses increased by $0.3 million each as compared to the same period in 2014.

Research and Development. Our R&D expenses for the three months ended September 30, 2015 were $4.2 million, an increase of 3.1% as compared to the same period in 2014.  There was a $0.3 million increase in clinical study related spending with increased enrollments offset by a decrease in product development spending.

Interest Expense

	Three Months Ended September 30,			Percent
	2015	2014	Variance	Change

Interest expense	$(2,102)	$(1,726)	$(376)	21.8%

Interest Expense. Our interest expense for the three months ended September 30, 2015, was $2.1 million, compared to $1.7 million for the three months ended September 30, 2014. The increase in interest expense was primarily attributable to additional debt incurred since September 30, 2014 including $20.0 million additional principal outstanding from Capital Royalty Group as well as $6.0 million additional principal outstanding from Century Medical Group.

Comparison of the Nine Months Ended September 30, 2015 and 2014 (all dollars in thousands)

Revenue

	Nine Months Ended September 30,			Percent
	2015	2014	Variance	Change

Revenue	$27,213	$22,710	$4,503	19.8%

Revenue. Revenue for the nine months ended September 30, 2015 and 2014, was $27.2 million and $22.7 million, respectively, an increase of 19.8%.   For the nine months ended September 30, 2015 and 2014, U.S. revenue was $19.0 million and $15.1 million, respectively, and represented 69.9% and 66.7%, respectively, of our revenue in the respective periods. Since we initiated sales of our

Ovation System in the U.S. in November 2012, our U.S. revenue has grown significantly as our U.S. sales force gains experience and we are increasing adoption of our products.  For the nine months ended September 30, 2015 and 2014, international revenue was $8.2 million and $7.6 million, respectively, and represented 30.1% and 33.3%, respectively, of our revenue in the respective periods. Our international revenue growth was driven primarily by sales to new geographies. For the nine months ended September 30, 2015, our distributor revenue represented 17.1% of our revenue, compared to 23.0% during the nine months ended September 30, 2014.

Cost of Goods Sold, Gross Profit and Gross Margin

	Nine Months Ended September 30,			Percent
	2015	2014	Variance	Change

Cost of goods sold	$10,571	$10,500	$71	0.7%
Gross profit	16,642	12,210	4,432	36.3%
Gross margin	61.2%	53.8%

Cost of Goods Sold, Gross Profit and Gross Margin. Our cost of goods sold for the nine months ended September 30, 2015, was $10.6 million resulting in a gross profit of $16.6 million compared to $10.5 million in cost of goods sold and gross profit of $12.2 million in the nine months ended September 30, 2014. Our gross margin for the nine months ended September 30, 2015, was 61.2%, compared to 53.8% for the nine months ended September 30, 2014. The increase in gross margin was primarily due to a reduction in our per-unit manufacturing costs resulting from the absorption of fixed manufacturing costs over substantially more units.

Operating Expenses

	Nine Months Ended September 30,			Percent
	2015	2014	Variance	Change

Sales, general and administrative	$42,101	$37,766	$4,335	11.5%
Research and development	12,317	11,919	398	3.3%

Sales, General and Administrative. Our SG&A expenses for the nine months ended September 30, 2015, were $42.1 million, compared to $37.8 million for the nine months ended September 30, 2014, an increase of 11.5%. The increase in SG&A expenses was primarily associated with and the continued expansion of our U.S. commercial operations. Employee-related compensation expenses for our SG&A functions increased by $2.6 million for the nine months ended September 30, 2015, compared to the same period in 2014, partially due to severance costs incurred in the nine months ended September 30, 2015.  SG&A expenses also increased by $1.0 million due to increased costs associated with becoming a public company in April 2014, inclusive of audit and consulting costs.  Legal expenses increased by $1.0 million.

Research and Development. Our R&D expenses for the nine months ended September 30, 2015, were $12.3 million compared to $11.9 million for the nine months ended September 30, 2014, an increase of 3.3%. The increase in R&D expenses for the nine months ended September 30, 2015, consisted primarily of salary expenses and product development costs including clinical study costs.

Interest Expense

	Nine Months Ended September 30,			Percent
	2015	2014	Variance	Change

Interest expense	$(5,888)	$(5,869)	$(19)	0.3%

Interest Expense. Our interest expense for each of the nine months ended September 30, 2015 and 2014 was $5.9 million.  There was no net change in interest expense, but there was higher interest expense in 2014 related to the repayment of principal and interest due on a note held by Boston Scientific Corporation (the “BSC Note) upon completion of our IPO in April 2014.  There was increased interest expense in 2015 due to interest on a higher principal balance of the Capital Royalty term loan as a result of both PIK notes and additional outstanding principal, as well as debt with Century.

Liquidity and Capital Resources

Historically, our sources of cash have primarily included our IPO, private placements of equity securities and debt arrangements, and, to a much lesser extent, cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing infrastructure, investing in inventory, R&D activities and other working capital needs.  At September 30, 2015, we had $50.0 million in cash and cash equivalents and short-term investments.

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

In May 2015, we entered into a Controlled Equity OfferingSM sales agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $25.0 million. Cantor may sell our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. Sales made pursuant to the controlled equity offering program, if any, will be made under our shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2015. As of September 30, 2015, Cantor had made no sales, and we have not issued any shares, under the controlled equity offering program.

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

The following presents a discussion of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Cash and cash equivalents at beginning of period	$32,896	$38,108
Net cash used in operating activities	(39,038)	(38,999)
Net cash provided by (used in) investing activities	30,670	(226)
Net cash provided by financing activities	10,397	84,219
Effect of exchange rate changes on cash	(31)	(57)
Cash and cash equivalents at end of period	$34,894	$83,045

Operating activities. The slight increase in net cash used in operating activities during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily related to an increase in our stock-based compensation, offset by other working capital needs.

Investing activities. The net cash provided by investing activities in the three months ended September 30, 2015, was primarily related to the maturities of short-term investments, offset by short-term investment purchases.  Net cash used in investing activities in the nine months ended September 30, 2014, was related only to the purchase of capital equipment.

Financing activities. The net cash provided by financing activities in the nine months ended September 30, 2015, was primarily related to issuance of common stock, mostly from our ESPP purchase in April 2015 and the proceeds from the issuance of additional debt to Capital Royalty Group.  The net cash provided by financing activities in the nine months ended September 30, 2014, was primarily related to the execution and draw-down of our subordinated loan agreement with Century, proceeds from the issuance of common stock and the repayment of the BSC Note as part of the IPO.

Indebtedness

For discussion of our indebtedness, refer to Note 9, “Notes Payable” of our consolidated financial statements included in this Form 10-Q.

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

Although we believe the foregoing items reflect our most likely uses of cash in the short term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. This capital may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants. For a discussion of other factors that may impact our future liquidity and capital funding requirements, see “Risk Factors” in our Annual Report on Form 10-K, filed on March 9, 2015 and those set forth in Item 1A of this Quarterly Report.

Credit Risk

We had receivable balances from customers in Europe of $2.4 million and $2.8 million as of September 30, 2015 and December 31, 2014, respectively. Our accounts receivable outside of the United States are primarily due from third-party distributors, and to a lesser extent, public government-owned and private hospitals. Our accounts receivable in the United States are primarily due from for-profit and not-for-profit private hospitals. Our historical write-offs of accounts receivable have not been significant.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros. For the quarters ended September 30, 2015 and 2014, approximately 22.8% and 19.3%, respectively, of our sales were denominated in foreign currencies, and 31.8% and 31.9%, respectively, were generated in countries outside the U.S. As a result, our revenue can be, and has been, significantly impacted by fluctuations in foreign currency exchange rates. Our international selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, which mitigated our foreign currency exchange risk exposure. A hypothetical 10% favorable or unfavorable change in the weighted average foreign currency rates for the quarter ended September 30, 2015, would have affected foreign currency denominated revenue by $0.2 million for the quarter.

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

On May 17, 2013, Dr. Shaun L. W. Samuels filed a complaint in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 6,007,575, or the ’575 Patent, by us in connection with the manufacture and sale of the Ovation Prime System and seeking damages in an amount no less than a reasonable royalty, together with additional damages to compensate for infringement of the patent and for attorney fees. We have denied all such claims and filed counterclaims against Dr. Samuels alleging, inter alia, non-infringement and invalidity of the ’575 Patent, breach of contract, and promissory estoppel.  The case is proceeding and no trial date has been set.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 9, 2015, except as set forth below.

Risks Related to the Endologix Merger

There can be no assurance that the Endologix merger will be completed and, if the merger is not completed, we may be required to pay a material termination fee.

On October 26, 2015, we signed a definitive merger agreement to merge with Endologix, which we refer to as the Endologix merger. We currently expect the Endologix merger to close early in January 2016. The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the Endologix merger. Those conditions include continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, absence of orders prohibiting the completion of the merger, expiration or early termination of the applicable pre-merger waiting period (and extensions thereof) under the Hart-Scott-Rodino Act, the effectiveness of the Form S-4 registering the Endologix shares to be issued as merger consideration and adoption of the merger agreement by at least a majority of the issued and outstanding shares of our common stock. The closing of the Endologix merger is not subject to a financing contingency. In addition, the merger agreement also includes customary termination provisions for both Endologix and TriVascular, subject, in certain circumstances, to the payment by us or Endologix or us of a termination fee of 3.0% or 4.5%, respectively, of the aggregate purchase price. We must pay Endologix the 3.0% termination fee following a change of recommendation by our board of directors or if we terminate the merger agreement to enter into an agreement with respect to a proposal from a third party that our board of directors has determined in good faith in the exercise of its fiduciary duties is superior to Endologix’s, in each case, as is described in further detail in the merger agreement. Endologix must pay us the 4.5% termination fee if Endologix is unable to obtain antitrust approval of the merger. We cannot assure you that the Endologix merger will be completed. Delays in closing the Endologix merger or the failure to close the Endologix merger at all may result in our incurring significant additional costs in connection with such delay or termination of the merger agreement and/or failing to achieve the anticipated benefits of the Endologix merger. Any delay in closing or a failure to close the Endologix merger could have a negative impact on our business and the trading price of our common stock.

Our and Endologix’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the Endologix merger.

Parties with which we or Endologix do business may experience uncertainty associated with the Endologix merger, including with respect to current or future business relationships with us, Endologix or the combined business. These business relationships may be subject to disruption as customers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Endologix or the combined business, including our competitors or those of Endologix. These disruptions could have a material adverse effect on our business, operating results and financial condition prior to the closing of the merger and of the combined business following the completion of the merger. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the Endologix merger or termination of the merger agreement.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Uncertainty about the effect of the Endologix merger on our employees may have an adverse effect on us and, consequently, the combined business resulting from the merger. This uncertainty may impair our ability to attract, retain and motivate key personnel until the merger is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the merger as our employees may experience uncertainty about their future roles with the combined business. In addition, if key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the merger.

Actual results may differ from any guidance issued by us or Endologix concerning future revenue and revenue growth or the anticipated impact of the Endologix merger on the operating results of the combined company, and these differences could be material.

We and Endologix have made a number of forward-looking statements, including statements relating to the expected timing of the Endologix merger, the prospects for the combined company, the market opportunity for our and Endologix’s products, expectations for the development and introduction of new products and the future growth of our business. These statements are based upon management’s preliminary estimates based on forecasts prepared by our and Endologix’s management. Although we believe that we have a reasonable basis for such forward-looking statements, these statements are based on our projections of future events that are subject to known and unknown risks and uncertainties and other factors that may cause the combined company’s actual results, level of activity, performance or achievements, expressed or implied by these forward-looking statements, to differ in a material way. Risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to:

•	Endologix’s ability to successfully integrate our business following the completion of the merger;
•	the ability to successfully launch new products and applications in target markets;
•	sales, marketing and distribution capabilities and those of the competitors;
•	our planned sales, marketing, and research and development activities;
•	unanticipated increases in costs or expenses;
•	risks associated with international operations; and
•	the other risks identified in our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

The combined company’s actual financial condition and results of operations following the Endologix merger may not be consistent with, or evident from, the guidance we or Endologix provide. Other unknown or unpredictable factors also could harm the results. Consequently, actual results or developments anticipated by us or Endologix may not be realized or, even if substantially realized, may not have the expected consequences for, or effects on, us or Endologix.

Any failure by Endologix to successfully integrate our business and operations into Endologix’s or to fully realize potential synergies from the Endologix merger in the expected time frame would adversely affect our business, operating results and financial condition.

The success of the Endologix merger will depend, in part, on Endologix’s ability to successfully integrate our business and operations and fully realize the anticipated benefits and potential synergies from combining our business with Endologix’s business. If these objectives are not achieved following the Endologix merger, the anticipated benefits and potential synergies of the Endologix merger may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on the combined company’s business, operating results and financial condition. Until the completion of the Endologix merger, we and Endologix will continue to operate independently. The integration process could result in a loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the Endologix merger and have a material adverse effect on our business, operating results and financial condition.

We have made certain assumptions relating to the Endologix merger that may prove to be materially inaccurate.

We have made certain assumptions relating to the Endologix merger that may prove to be inaccurate, such as expected benefits of the Endologix merger, expected revenue growth rates, operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the Endologix merger. These assumptions relate to numerous matters, including:

•	projections of future revenue and revenue growth rates;
•	the amount of goodwill and intangibles that will result from the Endologix merger;
•	transaction costs;
•	our ability to maintain, develop and deepen relationships with our customers as a combined business with Endologix; and

•	other financial and strategic risks of the Endologix merger.

We will incur significant transaction expenses in connection with the Endologix merger.

We have incurred, and expect to continue to incur, significant transaction costs relating to the negotiation and completion of the Endologix merger. Except in limited circumstances, we will have to bear these costs whether or not the Endologix merger is completed. These transaction expenses could materially affect our results of operations in the period in which the charges are recorded, especially if the completion of the merger is delayed or does not occur.

If we do not complete the Endologix merger, we will have incurred substantial expenses without our stockholders realizing any potential benefits.

If we are unable to complete the Endologix merger, we will have incurred significant due diligence, legal, accounting and other transaction costs in connection with the merger without our stockholders realizing any potential benefits. We cannot assure you that we will complete the Endologix merger because it is subject to a variety of factors, including the satisfaction of customary closing conditions.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Item 6.  EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Santa Rosa, State of California, on November 9, 2015.

TRIVASCULAR TECHNOLOGIES, INC.

By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1

Second Amended and Restated Term Loan Agreement, by and among TriVascular Technologies, Inc., TriVascular, Inc., TriVascular Sales LLC, TriVascular Canada, LLC and Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P., dated August 3, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36419) filed on August 4, 2015).

10.2

Form of Registration Rights Agreement, by and among TriVascular Technologies, Inc. and Capital Royalty Partners II L.P., Parallel Investment Opportunities Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36419) filed on August 4, 2015).

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